Form 10-Q
period 2018-06-30
NATIONAL INSTRUMENTS CORP
filed 2018-08-02
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2018 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
Common Stock - $0.01 par value	132,208,105

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$217,619	$290,164
Short-term investments	210,804	121,888
Accounts receivable, net	249,910	248,825
Inventories, net	193,417	184,592
Prepaid expenses and other current assets	56,740	48,621
Total current assets	928,490	894,090
Property and equipment, net	249,834	249,715
Goodwill	263,796	266,783
Intangible assets, net	121,270	123,293
Other long-term assets	30,349	32,553
Total assets	$1,593,739	$1,566,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$52,769	$49,733
Accrued compensation	43,200	43,309
Deferred revenue - current	125,451	120,638
Other current liabilities	14,795	23,782
Other taxes payable	32,013	31,793
Total current liabilities	268,228	269,255
Deferred income taxes	37,381	33,609
Liability for uncertain tax positions	10,938	10,158
Income Tax Payable - Long Term	74,015	81,515
Deferred revenue - long-term	31,550	33,742
Other long-term liabilities	5,949	10,134
Total liabilities	428,061	438,413
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,208,105 shares and 130,978,947 shares issued and outstanding, respectively	1,322	1,310
Additional paid-in capital	864,314	829,979
Retained earnings	316,607	313,241
Accumulated other comprehensive loss	(16,565)	(16,509)
Total stockholders’ equity	1,165,678	1,128,021
Total liabilities and stockholders’ equity	$1,593,739	$1,566,434

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales:
Product	$306,780	$289,817	$587,139	$561,328
Software maintenance	34,229	28,792	65,767	57,386
Total net sales	341,009	318,609	652,906	618,714

Cost of sales:
Product	79,806	79,153	152,122	154,349
Software maintenance	2,353	3,307	4,560	4,635
Total cost of sales	82,159	82,460	156,682	158,984

Gross profit	258,850	236,149	496,224	459,730

Operating expenses:
Sales and marketing	127,138	124,414	247,255	241,674
Research and development	66,908	56,913	128,751	115,175
General and administrative	27,892	26,191	55,170	51,933
Total operating expenses	221,938	207,518	431,176	408,782

Operating income	36,912	28,631	65,048	50,948

Other income:
Interest income	1,290	509	2,305	852
Net foreign exchange (loss) gain	(2,105)	447	(1,126)	529
Other (loss) gain, net	(1,095)	(235)	(1,613)	197
Income before income taxes	35,002	29,352	64,614	52,526
Provision for income taxes	3,948	4,197	9,292	9,223

Net income	$31,054	$25,155	$55,322	$43,303

Basic earnings per share	$0.24	$0.19	$0.42	$0.33

Weighted average shares outstanding - basic	131,877	130,197	131,504	129,820

Diluted earnings per share	$0.23	$0.19	$0.42	$0.33

Weighted average shares outstanding - diluted	133,054	131,117	132,838	130,619

Dividends declared per share	$0.23	$0.21	$0.46	$0.42

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$31,054	$25,155	$55,322	$43,303
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(11,804)	11,702	(6,001)	15,664
Unrealized gain (loss) on securities available-for-sale	128	34	(557)	26
Unrealized gain (loss) on derivative instruments	12,032	(3,522)	8,262	(6,334)
Other comprehensive income, before tax	356	8,214	1,704	9,356
Tax expense (benefit) related to items of other comprehensive income	2,621	(1,186)	1,760	(2,146)
Other comprehensive (loss) income, net of tax	(2,265)	9,400	(56)	11,502
Comprehensive income	$28,789	$34,555	$55,266	$54,805

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net income	$55,322	$43,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,098	35,915
Stock-based compensation	17,936	13,726
Deferred income taxes	1,766	(875)
Changes in operating assets and liabilities	(11,270)	(7,284)
Net cash provided by operating activities	98,852	84,785

Cash flow from investing activities:
Capital expenditures	(19,764)	(15,727)
Capitalization of internally developed software	(11,344)	(24,816)
Additions to other intangibles	(3,936)	(1,124)
Purchases of short-term investments	(137,275)	(52,807)
Sales and maturities of short-term investments	47,634	21,017
Net cash used in investing activities	(124,685)	(73,457)

Cash flow from financing activities:
Proceeds from issuance of common stock	16,622	15,407
Dividends paid	(60,575)	(54,595)
Net cash used in financing activities	(43,953)	(39,188)

Effect of exchange rate changes on cash	(2,759)	5,727

Net change in cash and cash equivalents	(72,545)	(22,133)
Cash and cash equivalents at beginning of period	290,164	285,283
Cash and cash equivalents at end of period	$217,619	$263,150

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. Our operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Weighted average shares outstanding-basic	131,877	130,197	131,504	129,820
Plus: Common share equivalents
RSUs	1,177	920	1,334	799
Weighted average shares outstanding-diluted	133,054	131,117	132,838	130,619

Stock awards to acquire 697,800 shares and 6,800 shares for the three months ended June 30, 2018 and 2017, respectively, and 350,800 shares and 13,500 shares for the six months ended June 30, 2018 and 2017, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Summary of Significant Accounting Policies

We adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("new revenue standard") as of January 1, 2018. The impact of this new guidance on our accounting policies and operating results is also described below. There were no other significant changes in our accounting policies during the six months ended June 30, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

On January 1, 2018, we adopted the new revenue standard using the modified retrospective transition method. Under this method, we evaluated all contracts that were in effect at the beginning of 2018 as if those contracts had been accounted for under the new revenue standard. We did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical GAAP. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard.

We do not expect the impact of the adoption of the new revenue standard to be material to our annual net income on an ongoing basis. A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities. Historically, we have had to defer revenue for certain types of licenses arrangements and recognize revenue for such licenses ratably over the license term. Under the new revenue standard, we are no longer required to establish vendor-specific objective evidence ("VSOE") to recognize software license revenue separately from the other elements, and we are able to recognize all software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term.

The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

(in thousands)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	$248,825	2,399	$251,224
Other long-term assets	32,553	(106)	32,447

Liabilities and Stockholders' Equity
Deferred revenue - current	120,638	(9,067)	111,571
Deferred revenue - long-term	33,742	(997)	32,745
Other current liabilities	23,782	2,100	25,882
Deferred income taxes	33,609	1,638	35,247
Retained earnings	$313,241	8,619	$321,860

The following tables present the amounts by which financial statement line items were affected in the current period due to the adoption of ASU 2014-09. Our historical net cash flows are not impacted by this accounting change.

(In thousands, except per share data)	For the three month period ended June 30, 2018	For the six month period ended June 30, 2018
	Increase / (Decrease)	Increase / (Decrease)
Consolidated Statements of Income
Net Sales
Products	$1,042	$7,454
Software Maintenance	—	—
Total net sales	1,042	7,454

Operating Expenses	(183)	(206)

Operating Income	1,225	7,660

Provision for income taxes	124	1,282

Net income	$1,101	$6,378

Basic earnings per share	0.01	0.05
Diluted earnings per share	0.01	0.05
*   Excludes line items that were not materially affected by our adoption of ASU 2014-09.

(in thousands)	June 30, 2018
Increase / (Decrease)
Consolidated Balance Sheet*
Assets
Accounts receivable, net	$2,093
Other long-term assets	100

Liabilities and Stockholder's Equity
Deferred revenue - current	(14,276)
Deferred revenue - non-current	(3,491)
Other current liabilities	3,382
Deferred income taxes	1,638
Retained earnings	$14,940
*   Excludes line items that were not materially affected by our adoption of ASU 2014-09. Balance sheet line item amounts include the cumulative-effect adjustment recorded on January 1, 2018.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with the associated economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. Our effective date for adoption of this guidance is our fiscal year beginning January 1, 2019. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The guidance requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. Based on our initial assessment, we expect that the adoption of this standard will have a material impact on our balance sheet but that it will not have a material impact on our ongoing results of operations. We do not expect to adopt the new standard prior to the required effective date. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we do not expect to adjust comparative-period financial statements.

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

Product revenues are primarily generated from the sale of off-the-shelf modular test and measurement hardware components and related drivers, and application software licenses. Sales of most hardware components may also include optional extended hardware warranties, which typically provide additional service-type coverage for three years from the purchase date. Our software licenses typically provide for a perpetual right to use our software. We also offer some term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize software for customers and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We sell our customer support contracts as a percentage of net software purchases the support is related to. Revenues from offerings related to our hardware and software products such as extended hardware warranties, training, consulting and installation services are not significant and presented within product revenues, as further discussed below.

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

Performance Obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically estimated
Product revenue
Modular hardware	When customer obtains control of the product (point in time)	Within 30-90 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When software media is delivered to customer or made available for download electronically, and the applicable license period has begun (point-in-time)	Within 30-90 days of the beginning of license period	Established pricing practices for software licenses bundled with maintenance, which are separately observable in renewal transactions
Extended hardware warranty	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other related support offerings	As work is performed (over time) or course is delivered (point in time)	Within 30-90 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance revenue
Software maintenance	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions

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

Our products are generally sold with a right of return which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. During the first quarter of 2018, we began to reclassify our allowance for sales returns to
"other current liabilities" from "accounts receivable, net" due to the adoption of the new revenue standard.

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada and Latin America), EMEIA (Europe, Middle East, India and Africa) and APAC (Australia, New Zealand, Southeast Asia and China). Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended June 30,
(In thousands)		(Unaudited)
	2018			2017 (1)

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$105,670	24,121	$129,791	$102,034	19,614	$121,648
EMEIA	90,487	19,554	110,041	77,485	23,064	100,549
APAC	93,251	7,926	101,177	87,330	9,082	96,412
Total net sales (2)	$289,408	51,601	$341,009	$266,849	51,760	$318,609
(1): As discussed in Note 1, prior periods have not been adjusted for adoption of ASU 2014-09
(2): Net sales contains hedging gain and losses, which do not represent revenues recognized from customers. See Note - 5 Derivatives for more information on the impact of our hedging activities on our results of operations

		Six Months Ended June 30,
(In thousands)		(Unaudited)
	2018			2017 (1)

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$202,211	47,301	$249,512	$200,338	39,749	$240,087
EMEIA	177,394	38,059	215,453	149,528	45,760	195,288
APAC	171,937	16,004	187,941	166,947	16,392	183,339
Total net sales (2)	$551,542	101,364	$652,906	$516,813	101,901	$618,714
(1): As discussed in Note 1, prior periods have not been adjusted for adoption of ASU 2014-09
(2): Net sales contains hedging gain and losses, which do not represent revenues recognized from customers. See Note - 5 Derivatives for more information on the impact of our hedging activities on our results of operations

Information about Contract Balances

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

Changes in deferred revenue, current and non-current, during the six months ended June 30, 2018 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2017	$154,380
Impact of adopting new revenue standard	(10,064)
Deferred Revenue at January 1, 2018	$144,316
Deferral of revenue billed in current period, net of recognition	91,732
Recognition of revenue deferred in prior periods	(76,519)
Foreign currency translation impact	(2,528)
Balance as of June 30, 2018 (unaudited)	$157,001

For the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2018 amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $54.5 million as of June 30, 2018. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of June 30, 2018, we expect to recognize approximately 25% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 40% during 2019, and 35% thereafter.

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

Practical Expedients

As discussed elsewhere within "Note 1 - Basis of presentation" and "Note 2 - Revenue," we have elected the following practical expedients in accordance with ASC 606:

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of June 30, 2018
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$170,921	$177	$(948)	$170,150
U.S. treasuries and agencies	39,353	1	—	39,354
Time deposits	1,300	—	—	1,300
Total Short-term investments	$211,574	$178	$(948)	$210,804

(In thousands)	As of December 31, 2017
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$120,341	$182	$(395)	$120,128
Time deposits	1,760	—	—	1,760
Total Short-term investments	$122,101	$182	$(395)	$121,888

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2018
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$112,533	$112,405
Due in 1 to 5 years	99,041	98,399
Total available-for-sale debt securities	$211,574	$210,804

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$71,880	$71,751
U.S. treasuries and agencies	39,353	39,354
Time deposits	1,300	1,300
Total available-for-sale debt securities	$112,533	$112,405

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$99,041	$98,399
Total available-for-sale debt securities	$99,041	$98,399

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$46,170	$46,170	$—	$—
Short-term investments available for sale:
Corporate bonds	170,150	—	170,150	—
U.S. treasuries and agencies	39,354	—	39,354	—
Time deposits	1,300	1,300	—	—
Derivatives	7,799	—	7,799	—
Total Assets	$264,773	$47,470	$217,303	$—

Liabilities
Derivatives	$(3,232)	$—	$(3,232)	$—
Total Liabilities	$(3,232)	$—	$(3,232)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$61,423	$61,423	$—	$—
U.S. treasuries and agencies	39,461	—	39,461	—
Short-term investments available for sale:
Corporate bonds	120,128	—	120,128	—
Time deposits	1,760	1,760	—	—
Derivatives	7,232	—	7,232	—
Total Assets	$230,004	$63,183	$166,821	$—

Liabilities
Derivatives	$(12,743)	$—	$(12,743)	$—
Total Liabilities	$(12,743)	$—	$(12,743)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2018. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2018.

As of June 30, 2018, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 62% of our net sales during each of the three months ended June 30, 2018 and 2017, and approximately 62% and 61% of our net sales during the six months ended June 30, 2018 and 2017, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won and Chinese yuan) and limit the duration of these contracts to 36 months or less.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2018	As of December 31,
	(Unaudited)	2017
Chinese yuan	$80,203	$39,197
Euro	153,178	177,406
Japanese yen	15,657	22,857
Hungarian forint	30,364	41,296
British pound	6,463	9,931
Malaysian ringgit	20,694	28,287
Korean won	13,359	—
Total forward contracts notional amount	$319,918	$318,974

The contracts in the foregoing table had contractual maturities of 18 months or less and 24 months or less at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, we expect to reclassify $2.2 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.2 million of gains on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.3 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2018. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the six months ended June 30, 2018 and 2017 and are included as a component of net income under the line item “net foreign exchange gain (loss).”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of June 30, 2018 and December 31, 2017, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $34 million and $63 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively.

	Asset Derivatives
	June 30, 2018		December 31, 2017
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,980	Prepaid expenses and other current assets	$4,707

Foreign exchange contracts - LT forwards	Other long-term assets	2,027	Other long-term assets	2,339
Total derivatives designated as hedging instruments		$7,007		$7,046

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$792	Prepaid expenses and other current assets	$187
Total derivatives not designated as hedging instruments		$792		$187

Total derivatives		$7,799		$7,233

	Liability Derivatives
	June 30, 2018		December 31, 2017
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(2,286)	Other current liabilities	$(7,487)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(899)	Other long-term liabilities	(3,959)
Total derivatives designated as hedging instruments		$(3,185)		$(11,446)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(47)	Other current liabilities	$(1,297)
Total derivatives not designated as hedging instruments		$(47)		$(1,297)

Total derivatives		$(3,232)		$(12,743)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three months ended June 30, 2018 and 2017, respectively:

June 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$17,632	Net sales	$(1,295)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	(3,052)	Cost of sales	302	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	(2,548)	Operating expenses	321	Net foreign exchange gain/(loss)	—
Total	$12,032		$(672)		$—

June 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(9,488)	Net sales	$669	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	3,171	Cost of sales	(428)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	2,795	Operating expenses	(416)	Net foreign exchange gain/(loss)	—
Total	$(3,522)		$(175)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2018	June 30, 2017
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$1,573	(632)

Total		$1,573	$(632)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six months ended June 30, 2018 and 2017, respectively:

June 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$12,560	Net sales	$(3,915)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	(2,326)	Cost of sales	643	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	(1,972)	Operating expenses	777	Net foreign exchange gain/(loss)	—
Total	8,262		$(2,495)		$—

June 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(14,797)	Net sales	$2,749	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	4,480	Cost of sales	(978)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	3,983	Operating expenses	(979)	Net foreign exchange gain/(loss)	—
Total	$(6,334)		$792		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2018	June 30, 2017
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(188)	(3,178)
Total		$(188)	$(3,178)
໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2018	December 31,
(In thousands)	(Unaudited)	2017

Raw materials	$98,499	$91,513
Work-in-process	10,059	8,938
Finished goods	84,859	84,141
	$193,417	$184,592
໿

Note 7 – Intangible assets, net

Intangible assets at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
(In thousands)	(Unaudited)			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$121,954	$(36,684)	$85,270	$116,691	$(30,345)	$86,346
Acquired technology	95,776	(88,842)	6,934	96,198	(87,341)	8,857
Patents	33,733	(20,865)	12,868	33,163	(19,931)	13,232
Other	49,753	(33,555)	16,198	45,565	(30,707)	14,858
	$301,216	$(179,946)	$121,270	$291,617	$(168,324)	$123,293

Software development costs capitalized for the three months ended June 30, 2018 and 2017 were $3.9 million and $13.7 million, respectively, and related amortization expense was $6.8 million and $5.5 million, respectively. For the six months ended June 30, 2018 and 2017, capitalized software development costs were $11.9 million and $26.0 million, respectively, and related amortization expense was $12.9 million and $10.8 million, respectively. Capitalized software development costs for the three months ended June 30, 2018 and 2017 included costs related to stock based compensation of $0.2 million and $0.5 million, respectively. For the six months ended June 30, 2018 and 2017, capitalized software development costs included costs related to stock based compensation of $0.5 million and $1.0 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.0 million and $8.6 million for the three months ended June 30, 2018 and 2017, respectively, and $17.4 million and $17.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of June 30, 2018, was as follows:

Amount
(In thousands)
Balance as of December 31, 2017	$266,783
Foreign currency translation impact	(2,987)
Balance as of June 30, 2018 (unaudited)	$263,796

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Effective for the annual goodwill impairment test for 2018 and for future testing, we will perform the required annual testing as of November 30 of each year rather than on February 28. In anticipation of this change, we reperformed our annual goodwill impairment test as of November 30, 2017 and determined that it was more likely than not that the estimated fair value for the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. We do not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor do we expect that it will result in any delay, acceleration or impact to the results of the impairment testing. We believe this date is preferable because it aligns with the timing of our annual planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods.

No impairment of goodwill was identified during the six months ended June 30, 2018 or the twelve months ended December 31, 2017.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $78 million at June 30, 2018 and December 31, 2017. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.9 million and $10.2 million of unrecognized tax benefits at June 30, 2018 and December 31, 2017, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, as a result of the tax positions taken during these periods. As of June 30, 2018, it is reasonably possible that we will recognize tax benefits in the amount of $1.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2018, we had approximately $1.1 million accrued for interest related to uncertain tax positions. The tax years 2009 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 11% and 14% for the three months ended June 30, 2018 and 2017, respectively, and 14% and 18% for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, excess tax benefits from share-based compensation, and the deduction for foreign-derived deduction eligible income, offset by the U.S. tax on global intangible low-taxed income.

For the three and six months ended June 30, 2017, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and excess tax benefits from share-based compensation.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $2.9 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $7.3 million for the six months ended June 30, 2018 and 2017, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and six months ended June 30, 2018 were approximately $0.5 million and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2018 was a benefit of $0.01 per share. The income tax benefits of the tax holiday for the three and six months ended June 30, 2017 were approximately $0.6 million and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2017 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign earnings.

We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. At December 31, 2017, we recognized a provisional amount of $69.9 million, which is included as a component of income tax expense from continuing operations. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Act. During the six month period ended June 30, 2018, we did not recognize any adjustments to the provisional amounts recorded at December 31, 2017.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the years the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six months ended June 30, 2018 and 2017, consisted of the following:

	June 30, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive (loss) income	(6,001)	(557)	5,767	(791)
Reclassified from accumulated OCI into income	—	—	2,495	2,495
Income tax expense	—	33	1,727	1,760
Balance as of June 30, 2018	$(18,718)	$(1,372)	$3,525	$(16,565)

	June 30, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income (loss)	15,664	26	(5,542)	10,148
Reclassified from accumulated OCI into income	—	—	(792)	(792)
Income tax expense (benefit)	120	(17)	(2,249)	(2,146)
Balance as of June 30, 2017	$(21,630)	$(626)	$(863)	$(23,119)
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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 2,971,181 shares available for grant under the 2015 Plan at June 30, 2018.

During the three months ended June 30, 2018, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2018, we had 2,412,255 shares of common stock reserved for future issuance under this plan. We issued 455,642 shares under this plan in the six months ended June 30, 2018 and the weighted average purchase price of the employees’ purchase rights was $36.48 per share. During the six months ended June 30, 2018, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2018.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the six months ended June 30, 2018 or the six months ended June 30, 2017. At June 30, 2018, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See "Note 2 -Revenue" of Notes to consolidated financial statements for total net sales by the major geographic areas in which we operate).

Based on the billing location of the customer, total sales outside the U.S. for the three months ended June 30, 2018 and 2017 were $222 million and $204 million, respectively, and $422 million and $393 million for the six months ended June 30, 2018 and 2017, respectively. Total property and equipment, net, outside the U.S. was $133 million as of June 30, 2018 and $132 million at December 31, 2017.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). The Loan Agreement provided for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50 million to $125 million, (ii) extend the Maturity Date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2018, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of June 30, 2018, we had no outstanding borrowings under this line of credit. During the three months ended June 30, 2018 and June 30, 2017, we incurred interest expense related to our outstanding borrowings of $0 and $179,000, respectively. During the six months ended June 30, 2018 and June 30, 2017, we incurred interest expense related to our outstanding borrowings of $0 and $343,000, respectively. As of June 30, 2018 and June 30, 2017, the weighted-average interest rate on the revolving line of credit was 3.2% and 2.3%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2018	2017
Balance at the beginning of the period	$2,846	$2,686
Accruals for warranties issued during the period	1,456	1,288
Accruals related to pre-existing warranties	155	161
Settlements made (in cash or in kind) during the period	(1,459)	(1,330)
Balance at the end of the period	$2,998	$2,805

As of June 30, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.8 million over the next twelve months.

As of June 30, 2018, we had outstanding guarantees for payment of customs and foreign grants totaling approximately $2.1 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to reduce job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Cost of sales	$—	574	$29	907
Research and development	830	1,042	976	1,296
Sales and marketing	3,033	4,024	4,678	6,379
General and Administration	553	419	1,165	594
Total restructuring and other related costs	$4,416	6,059	$6,848	9,176

A summary of balances and activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2017	$5,408
Income statement expense	6,848
Cash payments	(8,359)
Balance as of June 30, 2018	$3,897

The restructuring  liability of  $3.9 million  at  June 30, 2018  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Subsequent events

On July 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on September 4, 2018, to stockholders of record on August 13, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "may," "will,” “intend to,” "project," “anticipate,” "continue," or "estimate" or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 44, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion of our business and the risks attendant thereto.

Overview

National Instruments Corporation (the “Company”, “we”, “us” or “our”) designs, manufactures and sells systems to engineers and scientists that accelerate productivity, innovation and discovery. Our software defined platform provides integrated software and modular hardware that speeds the development of automated test and automated measurement systems. We believe our long-term vision and focus on technology supports the success of our customers, employees, suppliers and stockholders. We sell to a large number of customers in a wide variety of industries. We have been profitable in every year since 1990.

The key strategies that we focus on in running our business are the following:

Expanding our broad customer base

We strive to increase our already broad customer base and to grow our large order business by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek new opportunities for our existing product portfolio through acquisitions of new technologies and expertise aligned with our strategic initiatives.

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

Leveraging external and internal technology

Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and leveraging our core technologies across multiple products.

We sell automated test and automated measurement systems in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are advanced research, automotive, automated test equipment, consumer electronics, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, and telecommunications.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% of our net sales during each of the three months ended June 30, 2018 and 2017, and approximately 62% and 61% of our net sales during the six months ended June 30, 2018 and 2017, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 2 - Revenue” of Notes to consolidated financial statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. For the three months ended June 30, 2018, the average of the Global PMI was 53.2 and the average of the new order element of the Global PMI was 53.4. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2018.

We are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. We continue to see growth in our orders above $20,000 which we believe reflects our focus on developing highly differentiated products, particularly for complex test and measurement systems. In the second quarter of 2018, we saw a 6% year over year increase from orders under $20,000 and a 16% year over year increase from orders over $20,000.

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to reduce job duplication, shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. In connection with these activities, we expect to incur an additional $3 million to $5 million in severance and other restructuring-related charges, net of tax, by the end of 2018, most of which we expect to incur in the third quarter of 2018.

During the second quarter of 2018, we saw a broad appreciation in the value of the U.S. dollar against the local currency in many of the currency markets where we do business. In particular, we noted a sharp appreciation of the U.S. dollar against the Euro and against the Chinese yuan. Despite the broad appreciation of the U.S dollar, we continue to see strength in the overall industrial economy, as measured by the PMI. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and six months ended June 30, 2018. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Net sales:
Americas	38.1%	38.2%	38.2%	38.8%
EMEIA	32.3	31.6	33.0	31.6
APAC	29.7	30.2	28.8	29.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	24.1	25.9	24.0	25.7
Gross profit	75.9	74.1	76.0	74.3
Operating expenses:
Sales and marketing	37.3	39.0	37.9	39.1
Research and development	19.6	17.9	19.7	18.6
General and administrative	8.2	8.2	8.4	8.4
Total operating expenses	65.1	65.1	66.0	66.1
Operating income	10.8	9.0	10.0	8.2
Other income (expense):
Interest income	0.4	0.2	0.4	0.1
Net foreign exchange loss	(0.6)	0.1	(0.2)	0.1
Other income, net	(0.3)	(0.1)	(0.2)	—
Income before income taxes	10.3	9.2	10.0	8.4
Provision for income taxes	1.2	1.3	1.4	1.4
Net income	9.1%	7.9%	8.5%	7.0%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2018 and 2017

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2018 and 2017 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Product sales	$306.8	$289.8	17.0	6%	$587.1	$561.3	25.8	5%
Software maintenance sales	34.2	28.8	5.4	19%	65.8	57.4	8.4	15%
Total net sales	$341.0	$318.6	22.4	7%	$652.9	$618.7	34.2	6%
Figures may not sum due to rounding.

The year over year increase in software maintenance for each of the three and six months ended June 30, 2018 was driven by increased adoption of our software platform and changes to the renewal pricing of annual software maintenance for many of our products. Orders with a value greater than $20,000 increased by 16% year over year during the three months ended June 30, 2018, compared to the year over year increase of 10% in the three months ended June 30, 2017. During the six months ended
June 30, 2018 and 2017, orders with a value greater than $20,000 increased by 11% year over year. A significant factor in the continued expansion of these orders in the three and six months ended June 30, 2018, compared to the comparable periods in 2017 was strong demand for data acquisition hardware and software products, including enterprise-wide licensing agreements, indicating broader adoption of our platform.

During the three months ended June 30, 2018 and 2017, orders over $20,000 were 58% and 56% of our total orders, respectively, and for the six months ended June 30, 2018 and 2017, these orders were 57% and 55% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2018 and 2017 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Americas	$129.8	$121.7	8.1	7%	$249.5	$240.1	9.4	4%
Percentage of total net sales	38.1%	38.2%			38.2%	38.8%

EMEIA	110.0	$100.5	9.5	9%	215.5	195.3	20.2	10%
Percentage of total net sales	32.3%	31.6%			33.0%	31.6%

APAC	$101.2	$96.4	4.8	5%	187.9	183.3	4.6	3%
Percentage of total net sales	29.7%	30.2%			28.8%	29.6%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2017). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2018
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$121.7	7.5	6.2%	0.6	0.5%	129.8
EMEIA	$100.5	1.9	1.9%	7.6	7.6%	110.0
APAC	$96.4	0.4	0.4%	4.4	4.6%	101.2
Total net sales	$318.6	9.8	3.1%	12.6	4.0%	341.0

	Six Months Ended June 30, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2018
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$240.1	8.3	3.5%	1.1	—%	249.5
EMEIA	$195.3	5.8	3.0%	14.4	7.4%	215.5
APAC	$183.3	(3.2)	(1.7)%	7.8	4.3%	187.9
Total net sales	$618.7	10.9	1.8%	23.3	3.8%	652.9

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2018 and 2017, these hedges had the effect of decreasing our net sales by $1.3 million and increasing our net sales by $0.7 million, respectively. During the six months ended June 30, 2018 and 2017, these hedges had the effect of decreasing our net sales by $3.9 million and increasing our net sales by $2.7 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2018 and 2017).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our largest customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2018 and 2017 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2018	2017	2018	2017

Gross Profit	$258.9	$236.1	$496.2	$459.7
% change compared with prior period	9.6%		7.9%
Gross Profit as a percentage of net sales	75.9%	74.1%	76.0%	74.3%

The increase in our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2018, compared to the same periods in 2017 can be attributed to the changes in foreign currency exchange rates and favorable changes in our sales mix, primarily related to strong growth in our software business. Increase in net sales attributable to software licenses and maintenance was driven by increased adoption of our software platform and changes to the renewal pricing of annual software maintenance for many of our products. For the three months ended June 30, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $2.0 million and decreasing our cost of sales by $1 million, respectively. For the six months ended June 30, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $3.9 million and decreasing our cost of sales by $1.4 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.3 million and increasing our cost of sales by $0.4 million, respectively. During the six months ended June 30, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.6 million and increasing our cost of sales by $1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2018 and 2017).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2018 and 2017 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2018	2017	Change	2018	2017	Change

Sales and marketing	$127,138	$124,414	2%	$247,255	$241,674	2%
Percentage of total net sales	37%	39%		38%	39%

Research and development	$66,908	56,913	18%	128,751	115,175	12%
Percentage of total net sales	20%	18%		20%	19%

General and Administrative	$27,892	26,191	6%	55,170	51,933	6%
Percentage of total net sales	8%	8%		8%	8%

Total operating expenses	$221,938	207,518	7%	431,176	408,782	5%
Percentage of total net sales	65%	65%		66%	66%

During the three months ended June 30, 2018, operating expenses were up 7% year over year, which was primarily the result of a $10 million increase in research and development expenses related to a decrease in software development costs eligible for capitalization and a $5.4 million increase due to the year over year change in exchange rates. In the three months ended June 30, 2018, we capitalized $3.9 million of software development costs compared to $13.7 million in the three months ended June 30, 2017. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures will be recognized as operating expenses in the future. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

During the six months ended June 30, 2018, the year over year increase in operating expenses was primarily the result of a $14 million increase in research and development expenses related to a decrease in software development costs eligible for capitalization and an $11 million increase due to the year over year change in exchange rates. These increases were partially offset by a decrease in outside services and travel-related expenses of $2 million compared to the six months ended June 30, 2017. This decrease is consistent with our continued focus on disciplined expense management and cost optimization.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

Operating Income.  For the three months ended June 30, 2018 and 2017, operating income was $37 million and $29 million, respectively, an increase of 29%. As a percentage of net sales, operating income was 10.8% and 9.0% for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, operating income was $65 million and $51 million, respectively, an increase of 28%. As a percentage of net sales, operating income was 10.0% and 8.2% for the six months ended June 30, 2018 and 2017, respectively. The increases in operating income in absolute dollars for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three months ended June 30, 2018 and 2017, interest income was $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2018 and 2017, interest income was $2.3 million and $0.9 million, respectively. We continue to see improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately during the remainder of 2018.

Net Foreign Exchange Gain/(Loss).    For the three months ended June 30, 2018 and 2017, net foreign exchange gain/(loss) was $(2.1) million and $0.4 million, respectively. During the six months ended June 30, 2018 and 2017, net foreign exchange gain/(loss) was $(1.1) million and $0.5 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the second quarter of 2018, we saw a broad appreciation in the value of the U.S. dollar in many of the currency markets where we have exposure. In particular, we noted a sharp appreciation of the U.S. dollar against the euro and against the Chinese yuan. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains above its ten-year average. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future.In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange loss by $1.6 million and decreased our foreign exchange gain by $0.6 million in the three months ended June 30, 2018 and June 30, 2017, respectively. Our hedging strategy increased our foreign exchange loss by $0.2 million and decreased our foreign exchange gain by $3.2 million in the six months ended June 30, 2018 and 2017, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended June 30, 2018 and 2017, our provision for income taxes reflected an effective tax rate of 11% and 14%, respectively. For the six months ended June 30, 2018 and 2017, our provision for income taxes reflected an effective tax rate of 14% and 18%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2017	14%	18%
Change in federal statutory rate	(14)%	(14)%
Change in profit in foreign jurisdictions with reduced tax rates	10%	9%
Change in U.S. tax on global intangible low-taxed income	2%	2%
Change in deduction for foreign-derived deduction eligible income	(1)%	(1)%
Change in tax benefit from equity awards	1%	1%
Other	(1)%	(1)%
Effective tax rate at June 30, 2018	11%	14%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. As of June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations during the twelve months ended December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed. For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, see "Note 9 - Income taxes" of Notes to Consolidated Financial Statements.

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition intangibles, acquisition transaction costs, restructuring charges, and capitalization and amortization of internally developed software costs that were recorded in the line items indicated below (in thousands).

໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Stock-based compensation
Cost of sales	$846	$650	$1,571	$1,226
Sales and marketing	3,617	2,884	6,956	5,509
Research and development	3,255	2,170	5,773	4,224
General and administrative	2,013	1,620	3,636	2,844
Provision for income taxes	(2,955)	(3,344)	(4,663)	(5,020)
Total	$6,776	$3,980	$13,273	$8,783

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Amortization of acquired intangibles
Cost of sales	$846	$1,556	$1,747	$3,146
Sales and marketing	533	486	1,070	964
Research and development	28	267	56	531
Provision for income taxes	(178)	(556)	(370)	(1,110)
Total	$1,229	$1,753	$2,503	$3,531
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(In thousands)
	2018	2017	2018	2017
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$—	$574	$29	$909
Sales and marketing	3,033	4,024	4,678	6,399
Research and development	893	1,182	1,103	1,581
General and administrative	553	419	1,165	596
Other (income) loss, net	709	—	709	—
Provision for income taxes	(1,630)	(1,870)	(2,183)	(2,934)
Total	$3,558	$4,329	$5,501	$6,551

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(In thousands)
	2018	2017	2018	2017
Capitalization and amortization of internally developed software costs
Cost of sales	$6,494	$5,196	$12,324	$10,176
Research and development	(3,676)	(13,192)	(11,343)	(24,816)
Provision for income taxes	(592)	2,799	(206)	5,124
Total	$2,226	$(5,197)	$775	$(9,516)

Liquidity and Capital Resources

Overview

At June 30, 2018, we had $428 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.9 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of June 30, 2018 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$29.6	$188.1	$217.6
	14%	86%
Short-term Investments	$102.0	$108.8	$210.8
	48%	52%
Cash, Cash Equivalents and Short-term Investments	$131.6	$296.9	$428.4
	31%	69%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2018	December 31,	Increase/
(In thousands)	(unaudited)	2017	(Decrease)

Working capital	$660,262	$624,835	$35,427
Cash and cash equivalents (1)	217,619	290,164	(72,545)
Short-term investments (1)	210,804	121,888	88,916
Total cash, cash equivalents and short-term investments	$428,423	$412,052	$16,371

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations.

The primary drivers of the net increase in working capital between December 31, 2017 and June 30, 2018 were:

◦	Accounts receivable, net increased by $1 million. Days sales outstanding (“DSO”) remained relatively flat at 69 days at June 30, 2018, compared to 68 days at December 31, 2017.

◦
Inventory increased by $9 million to $193 million at June 30, 2018, from $185 million at December 31, 2017. Inventory turns were 1.7 at June 30, 2018 and December 31, 2017. The increase in inventory was primarily attributable to an increase in raw materials.

◦
Prepaid expenses and other current assets increased by $8 million which which was primarily related to an increase in prepaid freight costs in addition to the timing of insurance and maintenance renewals.

◦
Accrued compensation remained flat at $43 million which can be attributed to a $2 million increase related to a potential payment under our company profit sharing plan offset by decreases in accrued severance costs arising from our restructuring initiative and other salaries and benefits.

◦
The current portion of deferred revenue increased by $5 million, primarily due to a $16 million increase in our current deferred revenue during the first six months of 2018, primarily related to increased software billings, and the timing of renewals of certain enterprise-wide software licensing agreements. This increase was partially offset by a $9 million decrease due to the adoption of the new revenue standard on January 1, 2018 and a $2 million decrease related to changes in foreign currency exchange rates. (See “Note 1 – Basis of presentation” and "Note 2 - Revenue" of Notes to Consolidated Financial Statements for additional details on our adoption of the new revenue standard).

◦	Other current liabilities decreased by $9 million which was primarily related to changes in the fair value of our foreign currency forward exchange contracts.

◦Other taxes payable was flat, related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2018	2017
Cash provided by operating activities	$98,852	$84,785
Cash used in investing activities	(124,685)	(73,457)
Cash used in financing activities	(43,953)	(39,188)
Effect of exchange rate changes on cash	(2,759)	5,727
Net change in cash and cash equivalents	(72,545)	(22,133)
Cash and cash equivalents at beginning of year	290,164	285,283
Cash and cash equivalents at end of period	$217,619	$263,150

Operating Activities Cash provided by operating activities for the six months ended June 30, 2018 increased by $14 million compared to the same period in 2017. This increase was due to a $12 million increase in net income and a $2 million increase in cash provided by operating assets and liabilities.

Investing Activities Cash used for investing activities for the six months ended June 30, 2018 increased by $51 million compared to the same period in 2017. This was primarily attributable to a net purchase of short-term investments of $90 million compared to a net purchase of short-term investments of $32 million during the same period in 2017, driven by favorable increases in the yields offered by our short-term investments. Investing cash outflows related to capitalized software development decreased by $13 million compared to the same period in 2017 due to a decrease in development costs eligible for capitalization related to a recent shift for several of our software projects to a more iterative software development cycle. Due to this change in how we develop these software products, we expect the portion of software development expenditures that will be recognized as research and development expenses when incurred, and consequently, classified as operating cash flows, to increase in future periods.

Financing Activities Cash used by financing activities increased by $5 million for the six months ended June 30, 2018 compared to the same period in 2017. This was primarily due to a $6 million increase in cash outflows related to the increase in our quarterly dividend offset by a $1 million  increase in proceeds from issuance of our common stock from our employee stock purchase plan.

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018 (the “2017 Form 10-K”). At June 30, 2018, there were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) from those reported in our 2017 Form 10-K.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million , and (iii) require the us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See “Note 13 – Debt ” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The enactment of the Tax Cuts and Jobs Act in December 2017 will allow us to repatriate our foreign cash for domestic needs without additional taxation. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our unsecured revolving line of credit under our Loan Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See “Note 1 – Recently issued accounting pronouncements” in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Form 10-K and there were no material changes during the six months ended June 30, 2018 to this information reported in our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018 we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material impact on our annual net income on an ongoing basis, we did implement changes to our processes related to revenue recognition and the control activities within them, including information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the second quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, geopolitical instability, declines in income or asset values, or other factors. Negative trends or sentiments in worldwide and regional economic conditions could have a material adverse effect on demand for our products and services. In March 2018, the U.S. imposed steel, aluminum, and other tariffs on imports from various countries. These tariffs have increased international trade tensions and led to tariffs on U.S. exports to various countries. This could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which, as amended, supersedes nearly all existing U.S. GAAP revenue recognition guidance and which became effective for us for our fiscal year beginning January 1, 2018. (See “Note 1 - Basis of presentation” and "Note 2 - Revenue") for additional discussion of the accounting changes).

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

While we attempt to limit the number of contracts that contain the non-standard terms of sale described above and attempt to contractually limit our potential liability under such contracts, we have been, and expect to be, required to agree to some or all of such provisions to secure orders from very large customers and to continue to grow our business. These arrangements expose us to significant additional legal and operational risks which could result in a material adverse impact on our business, results of operations and financial condition. In addition, these larger orders are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn. We attempt to manage these risks but there can be no assurance that we will be successful in our efforts.

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operations benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See “Note 9 - Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See “Note 9 - Income taxes” of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

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

We are Subject to Risks Associated with Our Website.  We devote significant resources to maintaining our website, ni.com, as a key marketing, sales and support tool and expect to continue to do so in the future. Failure to properly maintain our website may interrupt our normal operations, including our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business, which would have a material adverse effect on our results of operations. We host our website internally. Any failure to successfully maintain our website or any significant downtime or outages affecting our website could have a material adverse impact on our operating results.

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

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.  In past years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and R&D efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key R&D, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2018. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At June 30, 2018, there were 1,134,247 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of June 30, 2018 with respect to the shares of our common stock that we repurchased during the second quarter of 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2018 to April 30, 2018	—	—	—	1,134,247

May 1, 2018 to May 31, 2018	—	—	—	1,134,247

June 1, 2018 to June 30, 2018	—	—	—	1,134,247
Total	—	$—	—	1,134,247

ITEM 5. OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Eric H. Starkloff, effective as of February 26, 2016.*
10.27(30)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(31)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29(32)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.30(33)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.25 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(31)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.

(32)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
(33)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q filed on May 1, 2018 (File No. 000-25426).
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 2, 2018

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿