Form 10-Q
period 2018-09-30
NATIONAL INSTRUMENTS CORP
filed 2018-10-31
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2018 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock - $0.01 par value	132,432,594

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$311,381	$290,164
Short-term investments	171,028	121,888
Accounts receivable, net	239,468	248,825
Inventories, net	192,412	184,592
Prepaid expenses and other current assets	62,447	48,621
Total current assets	976,736	894,090
Property and equipment, net	245,898	249,715
Goodwill	263,119	266,783
Intangible assets, net	116,061	123,293
Other long-term assets	28,106	32,553
Total assets	$1,629,920	$1,566,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$51,321	$49,733
Accrued compensation	52,182	43,309
Deferred revenue - current	120,398	120,638
Other current liabilities	17,508	23,782
Other taxes payable	34,654	31,793
Total current liabilities	276,063	269,255
Deferred income taxes	36,638	33,609
Liability for uncertain tax positions	9,045	10,158
Income tax payable - long-term	74,015	81,515
Deferred revenue - long-term	31,762	33,742
Other long-term liabilities	5,488	10,134
Total liabilities	433,011	438,413
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,432,594 shares and 130,978,947 shares issued and outstanding, respectively	1,324	1,310
Additional paid-in capital	881,417	829,979
Retained earnings	329,342	313,241
Accumulated other comprehensive loss	(15,174)	(16,509)
Total stockholders’ equity	1,196,909	1,128,021
Total liabilities and stockholders’ equity	$1,629,920	$1,566,434

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales:
Product	$310,216	$291,891	$897,355	$853,219
Software maintenance	35,911	29,030	101,678	86,416
Total net sales	346,127	320,921	999,033	939,635

Cost of sales:
Product	87,082	81,641	239,205	235,989
Software maintenance	1,933	2,110	6,493	6,744
Total cost of sales	89,015	83,751	245,698	242,733

Gross profit	257,112	237,170	753,335	696,902

Operating expenses:
Sales and marketing	118,220	116,661	365,474	358,335
Research and development	66,170	56,526	194,921	171,701
General and administrative	26,712	26,468	81,882	78,400
Total operating expenses	211,102	199,655	642,277	608,436

Operating income	46,010	37,515	111,058	88,466

Other income:
Interest income	1,539	657	3,845	1,509
Net foreign exchange (loss) gain	(956)	1,096	(2,082)	1,624
Other gain (loss), net	1,782	(1,153)	169	(957)
Income before income taxes	48,375	38,115	112,990	90,642
Provision for income taxes	5,181	4,726	14,474	13,949

Net income	$43,194	$33,389	$98,516	$76,693

Basic earnings per share	$0.33	$0.26	$0.75	$0.59

Weighted average shares outstanding - basic	132,357	130,660	131,792	130,103

Diluted earnings per share	$0.32	$0.25	$0.74	$0.59

Weighted average shares outstanding - diluted	133,197	131,617	133,067	131,050

Dividends declared per share	$0.23	$0.21	$0.69	$0.63

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$43,194	$33,389	$98,516	$76,693
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(1,359)	6,226	(7,360)	21,890
Unrealized gain (loss) on securities available-for-sale	154	162	(404)	187
Unrealized gain (loss) on derivative instruments	3,316	(3,136)	11,578	(9,470)
Other comprehensive income, before tax	2,111	3,252	3,814	12,607
Tax expense (benefit) related to items of other comprehensive income	720	(1,186)	2,479	(3,333)
Other comprehensive income, net of tax	1,391	4,438	1,335	15,940
Comprehensive income	$44,585	$37,827	$99,851	$92,633

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net income	$98,516	$76,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,735	54,794
Stock-based compensation	27,492	21,272
Deferred income taxes	732	(4,290)
Changes in operating assets and liabilities	6,862	(1,013)
Net cash provided by operating activities	187,337	147,456

Cash flow from investing activities:
Capital expenditures	(27,373)	(24,084)
Capitalization of internally developed software	(13,152)	(34,406)
Additions to other intangibles	(5,165)	(1,379)
Purchases of short-term investments	(172,462)	(62,845)
Sales and maturities of short-term investments	122,726	45,582
Net cash used in investing activities	(95,426)	(77,132)

Cash flow from financing activities:
Principal payments on revolving line of credit	—	(10,000)
Proceeds from issuance of common stock	24,424	22,870
Dividends paid	(91,034)	(82,051)
Net cash used in financing activities	(66,610)	(69,181)

Effect of exchange rate changes on cash	(4,084)	7,768

Net change in cash and cash equivalents	21,217	8,911
Cash and cash equivalents at beginning of period	290,164	285,283
Cash and cash equivalents at end of period	$311,381	$294,194

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. Our operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Out of Period Adjustments

During the three months ended September 30, 2018, we recorded a non-cash out of period adjustment of $2.3 million related to the deferral of gross profit associated with intercompany purchases from our equity-method investee that should have been recognized when realized, through transactions with third-parties, beginning in January 2011. This adjustment was recorded as an increase to "Other long-term assets" on our consolidated balance sheet and an increase to "Other gain (loss), net" on our consolidated statements of income. We evaluated the adjustment from a qualitative and quantitative perspective and concluded that the amount of income was not material to any individual prior quarter or year and that the cumulative out of period adjustment was not expected to be material to our full year 2018 results.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Weighted average shares outstanding-basic	132,357	130,660	131,792	130,103
Plus: Common share equivalents
RSUs	840	957	1,275	947
Weighted average shares outstanding-diluted	133,197	131,617	133,067	131,050

Stock awards to acquire 36,600 shares and 40,700 shares for the three months ended September 30, 2018 and 2017, respectively, and 537,000 shares and 22,300 shares for the nine months ended September 30, 2018 and 2017, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Summary of Significant Accounting Policies

We adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("new revenue standard") as of January 1, 2018. The impact of this new guidance on our accounting policies and operating results is described below. There were no other significant changes in our accounting policies during the nine months ended September 30, 2018 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Accounts Receivable, net

Accounts receivable are recorded net of allowances for doubtful accounts. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in "accounts receivable, net" on the consolidated balance sheet and is not material.

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

(In thousands, except per share data)	For the three month period ended September 30, 2018	For the nine month period ended September 30, 2018
	Increase / (Decrease)	Increase / (Decrease)
Consolidated Statements of Income*
Net Sales
Products	$(626)	$6,828
Software Maintenance	—	—
Total net sales	(626)	6,828

Operating Expenses	8	(198)

Operating Income	(634)	7,026

Provision for income taxes	(109)	1,173

Net income	$(525)	$5,853

Basic earnings per share	—	0.04
Diluted earnings per share	—	0.04
*   Excludes line items that were not materially affected by our adoption of ASU 2014-09.

(in thousands)	September 30, 2018
Increase / (Decrease)
Consolidated Balance Sheet*
Assets
Accounts receivable, net	$2,093
Other long-term assets	92

Liabilities and Stockholder's Equity
Deferred revenue - current	(14,521)
Deferred revenue - long-term	(2,620)
Other current liabilities	3,273
Deferred income taxes	1,638
Retained earnings	$14,415
*   Excludes line items that were not materially affected by our adoption of ASU 2014-09. Balance sheet line item amounts include the cumulative-effect adjustment recorded on January 1, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ended March 31, 2019. Upon adoption, we will include our Consolidated Statements of Stockholders' Equity with each quarterly filing on Form 10-Q.

In January 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings tax effects resulting from the Tax Cuts and Jobs Act (the "Act") related to items that the FASB refers to as having been stranded in accumulated other comprehensive income ("OCI"). The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized or in the period of adoption. We must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in accumulated OCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in accumulated OCI. The adoption of ASU 2018-02 is not expected to have a material effect on our consolidated financial statements. We do not plan to adopt the new standard prior to the required effective date and we do not plan to elect the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in accumulated OCI.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The guidance requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.We do not expect to adopt the new standard prior to the required effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. Based on our initial assessment, we expect that the adoption of this standard will have a material impact on our balance sheet but that it will not have a material impact on our consolidated statements of income, comprehensive income, or cash flows. We have completed a qualitative and quantitative assessment of our lease portfolio and are in the process of testing our new real estate lease accounting system, collecting data for leases entered into during 2018 and implementing new processes and controls to account for our leases in accordance with the new standard. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we do not expect to adjust comparative-period financial statements.

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

Product revenues are primarily generated from the sale of off-the-shelf modular test and measurement hardware components and related drivers, and application software licenses. Sales of most hardware components may also include optional extended hardware warranties, which typically provide additional service-type coverage for three years from the purchase date. Our software licenses typically provide for a perpetual right to use our software. We also offer some term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize software for customers and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We sell our customer support contracts as a percentage of net software purchases the support is related. Revenues from offerings related to our hardware and software products such as extended hardware warranties, training, consulting and installation services are not significant and presented within product revenues, as further discussed below.

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

Our products are generally sold with a right of return which is accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. During the first quarter of 2018, we began to reclassify our allowance for sales returns to
"other current liabilities" from "accounts receivable, net" due to the adoption of the new revenue standard.

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

		Three Months Ended September 30,
(In thousands)		(Unaudited)
	2018			2017 (1)

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$115,214	27,702	$142,916	$108,988	24,203	$133,191
EMEIA	79,952	19,461	99,413	73,459	19,818	93,277
APAC	95,837	7,961	103,798	84,678	9,775	94,453
Total net sales (2)	$291,003	55,124	$346,127	$267,125	53,796	$320,921
(1) As discussed in "Note 1 - Basis of presentation", prior periods have not been adjusted for adoption of ASU 2014-09
(2) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers. See "Note 5 - Derivative instruments and hedging activities" for more information on the impact of our hedging activities on our results of operations

		Nine Months Ended September 30,
(In thousands)		(Unaudited)
	2018			2017 (1)

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$317,426	75,003	$392,429	$300,043	73,234	$373,277
EMEIA	257,346	57,520	314,866	232,270	56,295	288,565
APAC	267,773	23,965	291,738	251,626	26,167	277,793
Total net sales (2)	$842,545	156,488	$999,033	$783,939	155,696	$939,635
(1) As discussed in "Note 1 - Basis of presentation", prior periods have not been adjusted for adoption of ASU 2014-09
(2) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers. See "Note 5 - Derivative instruments and hedging activities" for more information on the impact of our hedging activities on our results of operations

Information about Contract Balances

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

Changes in deferred revenue, current and long-term, during the nine months ended September 30, 2018 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2017	$154,380
Impact of adopting new revenue standard	(10,064)
Deferred Revenue at January 1, 2018	$144,316
Deferral of revenue billed in current period, net of recognition	116,507
Recognition of revenue deferred in prior periods	(105,291)
Foreign currency translation impact	(3,372)
Balance as of September 30, 2018 (unaudited)	$152,160

For the nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the nine months ended September 30, 2018, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $54.9 million as of September 30, 2018. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of September 30, 2018, we expect to recognize approximately 12% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 44% during 2019, and 44% thereafter.

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

Practical Expedients

As discussed in "Note 1 - Basis of presentation" and elsewhere in "Note 2 - Revenue," we have elected the following practical expedients in accordance with the new revenue standard:

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of September 30, 2018
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$147,158	$211	$(823)	$146,546
U.S. treasuries and agencies	24,468	—	(5)	24,463
Time deposits	19	—	—	19
Total Short-term investments	$171,645	$211	$(828)	$171,028

(In thousands)	As of December 31, 2017
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$120,341	$182	$(395)	$120,128
Time deposits	1,760	—	—	1,760
Total Short-term investments	$122,101	$182	$(395)	$121,888

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2018
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$67,609	$67,511
Due in 1 to 5 years	104,036	103,517
Total available-for-sale debt securities	$171,645	$171,028

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$43,122	$43,029
U.S. treasuries and agencies	24,468	24,463
Time deposits	19	19
Total available-for-sale debt securities	$67,609	$67,511

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$104,036	$103,517
Total available-for-sale debt securities	$104,036	$103,517

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$120,395	$120,395	$—	$—
Short-term investments available for sale:
Corporate bonds	146,546	—	146,546	—
U.S. treasuries and agencies	24,463	—	24,463	—
Time deposits	19	19	—	—
Derivatives	9,296	—	9,296	—
Total Assets	$300,719	$120,414	$180,305	$—

Liabilities
Derivatives	$(1,724)	$—	$(1,724)	$—
Total Liabilities	$(1,724)	$—	$(1,724)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$61,423	$61,423	$—	$—
U.S. treasuries and agencies	39,461	—	39,461	—
Short-term investments available for sale:
Corporate bonds	120,128	—	120,128	—
Time deposits	1,760	1,760	—	—
Derivatives	7,232	—	7,232	—
Total Assets	$230,004	$63,183	$166,821	$—

Liabilities
Derivatives	$(12,743)	$—	$(12,743)	$—
Total Liabilities	$(12,743)	$—	$(12,743)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2018. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2018.

As of September 30, 2018, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 50 countries. Sales outside of the Americas accounted for approximately 59% and 58% of our net sales during the three months ended September 30, 2018 and 2017, and approximately 61% and 60% of our net sales during the nine months ended September 30, 2018 and 2017, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2018	As of December 31,
	(Unaudited)	2017
Chinese yuan	$64,020	$39,197
Euro	164,488	177,406
Japanese yen	10,754	22,857
Hungarian forint	28,284	41,296
British pound	16,197	9,931
Malaysian ringgit	26,325	28,287
Korean won	10,984	—
Total forward contracts notional amount	$321,052	$318,974

The contracts in the foregoing table had contractual maturities of 27 months or less and 24 months or less at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, we expect to reclassify $5.1 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.2 million of gains on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.3 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2018. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the nine months ended September 30, 2018 and 2017 and are included as a component of net income under the line item “net foreign exchange gain (loss).”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of September 30, 2018 and December 31, 2017, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $52 million and $63 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively.

	Asset Derivatives
	September 30, 2018		December 31, 2017
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$6,717	Prepaid expenses and other current assets	$4,707

Foreign exchange contracts - LT forwards	Other long-term assets	2,016	Other long-term assets	2,339
Total derivatives designated as hedging instruments		$8,733		$7,046

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$563	Prepaid expenses and other current assets	$187
Total derivatives not designated as hedging instruments		$563		$187

Total derivatives		$9,296		$7,233

	Liability Derivatives
	September 30, 2018		December 31, 2017
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,078)	Other current liabilities	$(7,487)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(493)	Other long-term liabilities	(3,959)
Total derivatives designated as hedging instruments		$(1,571)		$(11,446)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(153)	Other current liabilities	$(1,297)
Total derivatives not designated as hedging instruments		$(153)		$(1,297)

Total derivatives		$(1,724)		$(12,743)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three months ended September 30, 2018 and 2017, respectively:

September 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$3,569	Net sales	$1,424	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	(96)	Cost of sales	74	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	(157)	Operating expenses	111	Net foreign exchange gain/(loss)	—
Total	$3,316		$1,609		$—

September 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(5,804)	Net sales	$(1,401)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	1,421	Cost of sales	(105)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	1,247	Operating expenses	(148)	Net foreign exchange gain/(loss)	—
Total	$(3,136)		$(1,654)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2018	September 30, 2017
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$865	(887)

Total		$865	$(887)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017, respectively:

September 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$16,128	Net sales	$(2,491)	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	(2,422)	Cost of sales	717	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	(2,128)	Operating expenses	888	Net foreign exchange gain/(loss)	—
Total	11,578		$(886)		$—

September 30, 2017
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(20,601)	Net sales	$1,348	Net foreign exchange gain/(loss)	$—

Foreign exchange contracts - forwards	5,901	Cost of sales	(1,083)	Net foreign exchange gain/(loss)	—

Foreign exchange contracts - forwards	5,230	Operating expenses	(1,127)	Net foreign exchange gain/(loss)	—
Total	$(9,470)		$(862)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2018	September 30, 2017
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$678	(4,065)
Total		$678	$(4,065)
໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2018	December 31,
(In thousands)	(Unaudited)	2017

Raw materials	$100,603	$91,513
Work-in-process	10,291	8,938
Finished goods	81,518	84,141
Total	$192,412	$184,592
໿

Note 7 – Intangible assets, net

Intangible assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
(In thousands)	(Unaudited)			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$118,424	$(38,154)	$80,270	$116,691	$(30,345)	$86,346
Acquired technology	95,691	(89,507)	6,184	96,198	(87,341)	8,857
Patents	34,248	(21,264)	12,984	33,163	(19,931)	13,232
Other	51,049	(34,426)	16,623	45,565	(30,707)	14,858
Total	$299,412	$(183,351)	$116,061	$291,617	$(168,324)	$123,293

Software development costs capitalized for the three months ended September 30, 2018 and 2017 were $1.9 million and $10.1 million, respectively, and related amortization expense was $6.9 million and $5.7 million, respectively. For the nine months ended September 30, 2018 and 2017, capitalized software development costs were $13.8 million and $35.8 million, respectively, and related amortization expense was $19.9 million and $16.5 million, respectively. Capitalized software development costs for the three months ended September 30, 2018 and 2017 included costs related to stock based compensation of $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, capitalized software development costs included costs related to stock based compensation of $0.6 million and $1.4 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.0 million and $8.7 million for the three months ended September 30, 2018 and 2017, respectively, and $26.4 million and $25.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 – Goodwill

The carrying amount of goodwill as of September 30, 2018, was as follows:

Amount
(In thousands)
Balance as of December 31, 2017	$266,783
Foreign currency translation impact	(3,664)
Balance as of September 30, 2018 (unaudited)	$263,119

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

No impairment of goodwill was identified during the nine months ended September 30, 2018 or the twelve months ended December 31, 2017.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $78 million at September 30, 2018 and December 31, 2017. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $9.0 million and $10.2 million of unrecognized tax benefits at September 30, 2018 and December 31, 2017, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, as a result of the tax positions taken during these and prior periods. We recorded a gross decrease in unrecognized tax benefits of $3.1 million for each of the three-and nine-month periods ended September 30, 2018 as a result of closing open tax years and the enactment-date effects of the Tax Cuts and Jobs Act. As of September 30, 2018, it is reasonably possible that we will recognize tax benefits in the amount of $3.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2018, we had approximately $1.2 million accrued for interest related to uncertain tax positions. The tax years 2009 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 11% and 12% for the three months ended September 30, 2018 and 2017, respectively, and 13% and 15% for the nine months ended September 30, 2018 and 2017, respectively. For the three and nine months ended September 30, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, excess tax benefits from share-based compensation, and the deduction for foreign-derived deduction eligible income, offset by the U.S. tax on global intangible low-taxed income. For the three and nine months ended September 30, 2017, our effective tax rate was lower than the U.S. federal statutory rate of 35% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and excess tax benefits from share-based compensation.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $2.6 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and nine months ended September 30, 2018 were approximately $0.8 million and $1.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2018 was a benefit of $0.01 per share. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2017 were approximately $0.8 million and $1.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2017 was a benefit of $0.01 per share.

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

We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of September 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. At December 31, 2017, we recognized a provisional amount of $69.9 million, which is included as a component of income tax expense from continuing operations. During the three month period ended September 30, 2018, we recognized a $(1.8) million adjustment to the provisional amounts recorded at December 31, 2017, primarily related to foreign withholding and distribution taxes. We expect to finalize our calculation during the fourth quarter of 2018.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the years the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2018 and 2017, consisted of the following:

	September 30, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive (loss) income	(7,360)	(404)	10,692	2,928
Reclassified from accumulated OCI into income	—	—	886	886
Income tax expense	—	30	2,449	2,479
Balance as of September 30, 2018	$(20,077)	$(1,216)	$6,119	$(15,174)

	September 30, 2017
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2016	$(37,174)	$(669)	3,222	$(34,621)
Current-period other comprehensive income (loss)	21,890	187	(10,332)	11,745
Reclassified from accumulated OCI into income	—	—	862	862
Income tax expense (benefit)	13	14	(3,360)	(3,333)
Balance as of September 30, 2017	$(15,297)	$(496)	$(2,888)	$(18,681)
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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 3,026,600 shares available for grant under the 2015 Plan at September 30, 2018.

During the three months ended September 30, 2018, we did not make any changes in accounting principles or methods of estimates related to the 2005, 2010 and 2015 Plans.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2018, we had 2,187,766 shares of common stock reserved for future issuance under this plan. We issued 680,131 shares under this plan in the nine months ended September 30, 2018 and the weighted average purchase price of the employees’ purchase rights was $35.91 per share. During the nine months ended September 30, 2018, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at September 30, 2018.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not make any share repurchases during the nine months ended September 30, 2018 or the nine months ended September 30, 2017. At September 30, 2018, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

Based on the billing location of the customer, total sales outside the U.S. for the three months ended September 30, 2018 and 2017 were $213 million and $195 million, respectively, and $635 million and $588 million for the nine months ended September 30, 2018 and 2017, respectively. Total property and equipment, net, outside the U.S. was $132 million as of September 30, 2018 and $132 million at December 31, 2017.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2018, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of September 30, 2018, we had no outstanding borrowings under this line of credit. During the three months ended September 30, 2018 and September 30, 2017, we incurred interest expense related to our outstanding borrowings of $0 and $176,000, respectively. During the nine months ended September 30, 2018 and September 30, 2017, we incurred interest expense related to our outstanding borrowings of $0 and $519,000, respectively. As of September 30, 2018 and September 30, 2017, the weighted-average interest rate on the revolving line of credit was 3.4% and 2.4%, respectively. These charges are included in “Other income (loss), net” in our Consolidated Statements of Income.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2018	2017
Balance at the beginning of the period	$2,846	$2,686
Accruals for warranties issued during the period	2,224	1,929
Accruals related to pre-existing warranties	335	193
Settlements made (in cash or in kind) during the period	(2,235)	(1,983)
Balance at the end of the period	$3,170	$2,825

As of September 30, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.3 million over the next twelve months.

As of September 30, 2018, we had outstanding guarantees for payment of customs and foreign grants totaling less than $0.1 million, which are generally payable over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to optimize our processes, reduce job duplication, evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. This has led to headcount reductions. The timing and scope of our headcount reductions will vary.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Cost of sales	$(179)	79	$(150)	986
Research and development	631	86	1,607	1,382
Sales and marketing	3,676	1,618	8,354	7,997
General and Administration	373	207	1,538	801
Total restructuring and other related costs	$4,501	1,990	$11,349	11,166

A summary of balances and activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2017	$5,408
Income statement expense	11,349
Cash payments	(12,923)
Balance as of September 30, 2018	$3,834

The restructuring  liability of  $3.8 million  at  September 30, 2018  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

໿
Note 16 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we have in the past, are currently and will likely become involved in various legal proceedings, claims, and regulatory, tax or government inquiries and investigations, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

Note 17 – Subsequent events

On October 24, 2018, our Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on December 3, 2018, to stockholders of record on November 12, 2018.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 58% of our net sales during the three months ended September 30, 2018 and 2017, respectively, and approximately 61% and 60% of our net sales during the nine months ended September 30, 2018 and 2017, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See “Note 2 - Revenue” of Notes to consolidated financial statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. For the three months ended September 30, 2018, the average of the Global PMI was 52.5 and the average of the new order element of the Global PMI was 52.4. Although these readings are indicative of expansion in the industrial sector we are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during the remainder of 2018.

We are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. We continue to see growth in our orders above $20,000 which we believe reflects our focus on developing highly differentiated products, particularly for complex test and measurement systems. In the third quarter of 2018, we saw a 5% year over year increase from orders under $20,000 and a 21% year over year increase from orders over $20,000.

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to reduce job duplication, shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. In connection with these activities, we expect to incur an additional $1 million to $2 million in severance and other restructuring-related charges, net of tax, by the end of 2018.

During the third quarter of 2018, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. During the third quarter of 2018, the year over year impact from exchange rates was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten year high. Despite the relative strength of the U.S dollar, we continue to see strength in the overall industrial economy, as measured by the PMI. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and nine months ended September 30, 2018. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

We have hedging programs in place to help mitigate the risks associated with foreign currency risks. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See “Note 5 – Derivative instruments and hedging activities” of Notes to consolidated financial statements for additional details concerning our hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Net sales:
Americas	41.3%	41.5%	39.3%	39.7%
EMEIA	28.7	29.1	31.5	30.7
APAC	30.0	29.4	29.2	29.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.7	26.1	24.6	25.8
Gross profit	74.3	73.9	75.4	74.2
Operating expenses:
Sales and marketing	34.2	36.4	36.6	38.1
Research and development	19.1	17.6	19.5	18.3
General and administrative	7.7	8.2	8.2	8.3
Total operating expenses	61.0	62.2	64.3	64.7
Operating income	13.3	11.7	11.1	9.4
Other income (expense):
Interest income	0.4	0.2	0.4	0.2
Net foreign exchange loss	(0.3)	0.3	(0.2)	0.2
Other gain (loss), net	0.5	(0.4)	—	(0.1)
Income before income taxes	14.0	11.8	11.3	9.7
Provision for income taxes	1.5	1.5	1.4	1.5
Net income	12.5%	10.4%	9.9%	8.2%
  Figures may not sum due to rounding.

Results of Operations for the three and nine months ended September 30, 2018 and 2017

Net Sales.  The following table sets forth our net sales for the three and nine months ended September 30, 2018 and 2017 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Product sales	$310.2	$291.9	18.3	6%	$897.4	$853.2	44.2	5%
Software maintenance sales	35.9	29.0	6.9	24%	101.7	86.4	15.3	18%
Total net sales	$346.1	$320.9	25.2	8%	$999.0	$939.6	59.4	6%
Figures may not sum due to rounding.

Orders with a value greater than $20,000 increased by 21% year over year during the three months ended September 30, 2018, compared to the year over year increase of 7% in the three months ended September 30, 2017. During the nine months ended September 30, 2018, orders with a value greater than $20,000 increased by 16% year over year compared to the year over year increase of 10% in the nine months ended September 30, 2017. A significant factor in the continued expansion of these orders in the three and nine months ended September 30, 2018, compared to the comparable periods in 2017 was strong demand for our data acquisition and control hardware, and software licenses including enterprise-wide licensing agreements, indicating broader adoption of our platform. The year over year increase in software maintenance for each of the three and nine months ended September 30, 2018 was driven by increased adoption of our software platform and an increase in billings for annual software maintenance renewals for many of our products.

During the three months ended September 30, 2018 and 2017, orders over $20,000 were 56% and 52% of our total orders, respectively, and for the nine months ended September 30, 2018 and 2017, these orders were 55% and 52% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three and nine months ended September 30, 2018 and 2017 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Americas	$142.9	$133.2	9.7	7%	$392.4	$373.3	19.1	5%
Percentage of total net sales	41.3%	41.5%			39.3%	39.7%

EMEIA	99.4	$93.3	6.1	7%	314.9	288.6	26.3	9%
Percentage of total net sales	28.7%	29.1%			31.5%	30.7%

APAC	$103.8	$94.5	9.3	10%	291.7	277.8	13.9	5%
Percentage of total net sales	30.0%	29.4%			29.2%	29.6%

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and nine months ended September 30, 2017). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended September 30, 2018
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$133.2	9.7	7.3%	—	—%	$142.9
EMEIA	$93.3	5.2	5.6%	0.9	1.0%	$99.4
APAC	$94.5	8.3	8.7%	1.1	1.2%	$103.8
Total net sales	$320.9	23.2	7.2%	2.0	0.6%	$346.1

	Nine Months Ended September 30, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months Ended September 30, 2018
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$373.3	18.2	4.9%	0.9	—%	$392.4
EMEIA	$288.6	10.9	3.8%	15.4	5.3%	$314.9
APAC	$277.8	5.4	1.9%	8.6	3.1%	$291.7
Total net sales	$939.6	34.5	3.7%	24.9	2.7%	$999.0

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2018 and 2017, these hedges had the effect of increasing our net sales by $1.4 million and decreasing our net sales by $(1.4) million, respectively. During the nine months ended September 30, 2018 and 2017, these hedges had the effect of decreasing our net sales by $(2.5) million and increasing our net sales by $1.3 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2018 and 2017).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2018 and 2017 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2018	2017	2018	2017

Gross Profit	$257.1	$237.2	$753.3	$696.9
% change compared with prior period	8.4%		8.1%
Gross Profit as a percentage of net sales	74.3%	73.9%	75.4%	74.2%

The increases in our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2018, compared to the same periods in 2017 are primarily attributable to the favorable changes in our sales mix, primarily related to strong growth in our software business. The increase in net sales attributable to software maintenance was driven by increased adoption of our software platform and a year over year increase in billings for annual software maintenance renewals for many of our products. For the three months ended September 30, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $0.02 million and increasing our cost of sales by $0.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $4.0 million and decreasing our cost of sales by $1.4 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.1 million and increasing our cost of sales by $0.1 million, respectively. During the nine months ended September 30, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.7 million and increasing our cost of sales by $1.1 million, respectively. (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2018 and 2017).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and nine months ended September 30, 2018 and 2017 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2018	2017	Change	2018	2017	Change

Sales and marketing	$118,220	$116,661	1%	$365,474	$358,335	2%
Percentage of total net sales	34%	36%		37%	38%

Research and development	$66,170	$56,526	17%	$194,921	$171,701	14%
Percentage of total net sales	19%	18%		20%	18%

General and Administrative	$26,712	$26,468	1%	$81,882	$78,400	4%
Percentage of total net sales	8%	8%		8%	8%

Total operating expenses	$211,102	$199,655	6%	$642,277	$608,436	6%
Percentage of total net sales	61%	62%		64%	65%

During the three months ended September 30, 2018, operating expenses were up 6% year over year, which was primarily the result of a $9.6 million increase in research and development expenses mostly related to a decrease in software development costs eligible for capitalization, in addition to a $1.9 million increase in equity compensation costs and a $2.8 million increase in severance and other costs related to our ongoing restructuring initiative. In the three months ended September 30, 2018, we capitalized $1.9 million of software development costs compared to $10.1 million in the three months ended September 30, 2017. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures will be recognized as operating expenses in the future. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

During the nine months ended September 30, 2018, the year over year increase in operating expenses was primarily the result of a $23 million increase in research and development expenses primarily related to a decrease in software development costs eligible for capitalization and an $11 million increase due to the year over year change in exchange rates. Additionally, a decrease in outside services and travel-related expenses of $2.8 million compared to the nine months ended September 30, 2017 was mostly offset by increases in equity compensation costs due to higher grant-date share prices. The decrease in cash expenses related to travel and outside services is consistent with our continued focus on disciplined expense management and cost optimization.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

Operating Income.  For the three months ended September 30, 2018 and 2017, operating income was $46 million and $38 million, respectively, an increase of 23%. As a percentage of net sales, operating income was 13.3% and 11.7% for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, operating income was $111 million and $88 million, respectively, an increase of 26%. As a percentage of net sales, operating income was 11.1% and 9.4% for the nine months ended September 30, 2018 and 2017, respectively. The increases in operating income in absolute dollars for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three months ended September 30, 2018 and 2017, interest income was $1.5 million and $0.7 million, respectively. For the nine months ended September 30, 2018 and 2017, interest income was $3.8 million and $1.5 million, respectively. We continue to see improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to increase moderately during the remainder of 2018.

Net Foreign Exchange Gain/(Loss).    For the three months ended September 30, 2018 and 2017, net foreign exchange gain/(loss) was $(1.0) million and $1.1 million, respectively. During the nine months ended September 30, 2018 and 2017, net foreign exchange gain/(loss) was $(2.1) million and $1.6 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the third quarter of 2018, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. During the third quarter of 2018, the year over year impact from exchange rates was not significant to our results of operations. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten year high. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss).” Our hedging strategy decreased our foreign exchange loss by $0.9 million and decreased our foreign exchange gain by $0.9 million in the three months ended September 30, 2018 and September 30, 2017, respectively. Our hedging strategy decreased our foreign exchange loss by $0.7 million and decreased our foreign exchange gain by $4.1 million in the nine months ended September 30, 2018 and 2017, respectively.  (See “Note 5 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended September 30, 2018 and 2017, our provision for income taxes reflected an effective tax rate of 11% and 12%, respectively. For the nine months ended September 30, 2018 and 2017, our provision for income taxes reflected an effective tax rate of 13% and 15%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2017	12%	15%
Change in federal statutory rate	(14)%	(14)%
Change in profit in foreign jurisdictions with reduced tax rates	8%	9%
Change in U.S. tax on global intangible low-taxed income	2%	2%
Change in deduction for foreign-derived deduction eligible income	(1)%	(1)%
Change in unrecognized tax benefits	7%	3%
Change in foreign tax on undistributed earnings	(4)%	(2)%
Other	1%	1%
Effective tax rate at September 30, 2018	11%	13%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. As of September 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations during the twelve months ended December 31, 2017. During the three-month period ended September 30, 2018, we recognized a $(1.8) million adjustment to the provisional amounts recorded at December 31, 2017, primarily related to foreign withholding and distribution taxes. We expect to finalize our calculation during the fourth quarter of 2018. For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, see "Note 9 - Income taxes" of Notes to Consolidated Financial Statements.

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition related intangibles, acquisition related transaction costs, restructuring charges, capitalization and amortization of internally developed software costs, and other items that were recorded in the line items indicated below (in thousands).
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Stock-based compensation
Cost of sales	$844	$689	$2,415	$1,914
Sales and marketing	3,452	3,014	10,408	8,523
Research and development	3,318	2,328	9,091	6,552
General and administrative	1,942	1,514	5,578	4,358
Provision for income taxes	(1,455)	(2,369)	(6,115)	(7,388)
Total	$8,101	$5,176	$21,377	$13,959

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Amortization of acquired intangibles
Cost of sales	$701	$1,502	$2,448	$4,648
Sales and marketing	510	515	1,580	1,479
Research and development	28	283	84	813
Provision for income taxes	(149)	(546)	(518)	(1,656)
Total	$1,090	$1,754	$3,594	$5,284
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$1,784	$79	$1,813	$988
Sales and marketing	3,676	1,618	8,354	8,018
Research and development	692	235	1,794	1,816
General and administrative	373	207	1,538	803
Other (income) loss, net	—	—	709	—
Provision for income taxes	(1,800)	(720)	(3,983)	(3,655)
Total	$4,725	$1,419	$10,225	$7,970

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Capitalization and amortization of internally developed software costs
Cost of sales	$6,412	$5,332	$18,736	$15,521
Research and development	(1,808)	(9,590)	(13,152)	(34,406)
Provision for income taxes	(967)	1,490	(1,173)	6,610
Total	$3,637	$(2,768)	$4,411	$(12,275)

Liquidity and Capital Resources

Overview

At September 30, 2018, we had $482 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4.9 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of September 30, 2018 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$100.6	$210.8	$311.4
	32%	68%
Short-term investments	$71.1	$99.9	$171
	42%	58%
Total cash, cash equivalents and short-term investments total	$171.7	$310.7	$482.4
	36%	64%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2018	December 31,	Increase/
(In thousands)	(unaudited)	2017	(Decrease)

Working capital	$700,673	$624,835	$75,838
Cash and cash equivalents (1)	311,381	290,164	21,217
Short-term investments (1)	171,028	121,888	49,140
Total cash, cash equivalents and short-term investments	$482,409	$412,052	$70,357

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations.

The primary drivers of the net increase in working capital between December 31, 2017 and September 30, 2018 were:

◦
"Accounts receivable, net" decreased by $9 million. The decrease is primarily attributable to the decrease in days sales outstanding (“DSO”) to 66 days at September 30, 2018, compared to 68 days at December 31, 2017.

◦
Inventory increased by $8 million to $192 million at September 30, 2018, from $185 million at December 31, 2017. Inventory turns were 1.8 and 1.7 at September 30, 2018 and December 31, 2017, respectively. The increase in inventory was primarily attributable to an increase in raw materials due to increased lead times and higher global demand for certain electronic components.

◦
Prepaid expenses and other current assets increased by $14 million which which was primarily related to an increase in prepaid freight costs in addition to the timing of insurance and maintenance renewals and an increase in the fair value of our foreign currency forward exchange contracts.

◦
Accrued compensation increased to $52 million which can be attributed to a $7 million increase related to a potential payment under our company profit sharing plan and a $2 million increase for accrued variable compensation costs related to our sales growth.

◦
The current portion of deferred revenue remained relatively flat, primarily due to a $12 million increase in our current deferred revenue during the first nine months of 2018, related to increased software billings, and the timing of renewals of certain enterprise-wide software licensing agreements. This increase was mostly offset by a $9 million decrease due to the adoption of the new revenue standard on January 1, 2018 and a $3 million decrease related to changes in foreign currency exchange rates. (See “Note 1 – Basis of presentation” and "Note 2 - Revenue" of Notes to Consolidated Financial Statements for additional details on our adoption of the new revenue standard).

◦	Other current liabilities decreased by $6 million which was primarily related to changes in the fair value of our foreign currency forward exchange contracts.

◦Other taxes payable increased by $3 million related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2018	2017
Cash provided by operating activities	$187,337	$147,456
Cash used in investing activities	(95,426)	(77,132)
Cash used in financing activities	(66,610)	(69,181)
Effect of exchange rate changes on cash	(4,084)	7,768
Net change in cash and cash equivalents	21,217	8,911
Cash and cash equivalents at beginning of year	290,164	285,283
Cash and cash equivalents at end of period	$311,381	$294,194

Operating Activities Cash provided by operating activities for the nine months ended September 30, 2018 increased by $40 million compared to the same period in 2017. This increase was due to a $22 million increase in net income and a $18 million increase in cash provided by operating assets and liabilities.

Investing Activities Cash used for investing activities for the nine months ended September 30, 2018 increased by $18 million compared to the same period in 2017. This was primarily attributable to a net purchase of short-term investments of $50 million compared to a net purchase of short-term investments of $17 million during the same period in 2017, driven by favorable increases in the yields offered by our short-term investments. Investing cash outflows related to capitalized software development decreased by $21 million compared to the same period in 2017 due to a decrease in development costs eligible for capitalization related to a recent shift for several of our software projects to a more iterative software development cycle. Due to this change in how we develop these software products, we expect the portion of software development expenditures that will be recognized as research and development expenses when incurred, and consequently, classified as operating cash flows, to increase in future periods.

Financing Activities Cash used by financing activities decreased by $3 million for the nine months ended September 30, 2018 compared to the same period in 2017. This was primarily due to a $9 million increase in cash outflows related to the increase in our quarterly dividend offset by a $2 million increase in proceeds from issuance of our common stock from our employee stock purchase plan and the $10 million decrease related to principal payments on our revolving line of credit.

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018 (the “2017 Form 10-K”). At September 30, 2018, there were no material changes outside the ordinary course of business to our contractual obligations (including non-cancellable operating leases) from those reported in our 2017 Form 10-K.

Loan Agreement. On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million , and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See “Note 13 – Debt” of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	payment of dividends to our stockholders;

•	our levels of research and development and other operating costs;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	acquisitions of other businesses, assets, products or technologies;

•	the overall levels of sales of our products and gross profit margins;

•	the levels of inventory and accounts receivable that we maintain;

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

See “Note 1 – Basis of presentation” in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Form 10-K and there were no material changes during the nine months ended September 30, 2018 to this information reported in our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all of the related amendments. Although the new revenue standard is not expected to have a material impact on our annual net income on an ongoing basis, we did implement changes to our processes related to revenue recognition and the control activities within them, including information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the third quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material litigation. However, in the ordinary course of our business, we have in the past, are currently and will likely become involved in various legal proceedings, claims, and regulatory, tax or government inquiries and investigations, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may postpone spending in response to tighter credit, higher unemployment, financial market volatility, tariffs and other trade restrictions government austerity programs, negative financial news, geopolitical instability, declines in income or asset values, or other factors. Negative trends or sentiments in worldwide and regional economic conditions could have a material adverse effect on demand for our products and services. In March 2018, the U.S. imposed steel, aluminum, and other tariffs on imports from various countries. These tariffs have increased international trade tensions and led to tariffs on U.S. exports to various countries. This could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales are subject to inherent risks, including, but not limited to:

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;

•	delays in collecting trade receivable balances from customers in developing economies;

•	tariffs and other trade barriers;

•	unexpected changes in regulatory requirements;

•	fluctuations in local economies;

•	disparate and changing employment laws in foreign jurisdictions;

•	difficulties in staffing and managing foreign operations;

•	costs and risks of localizing products for foreign countries;

•	government actions throughout the world; and,

•	the burdens of complying with a wide variety of foreign laws.

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, government, defense and aerospace industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our very large customers;

•	our ability to meet the volume and service requirements of our large customers;

•	success in developing and selling new products;

•	industry consolidation, including acquisitions by us or our competitors;

•	capacity utilization and the efficiency of manufacturing operations;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	product pricing, including the impact of currency exchange rates;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;

•	effectiveness of sales and marketing resources and strategies;

•	adequate manufacturing capacity and supply of components and materials;

•	strategic relationships with our suppliers;

•	product quality and performance;

•	protection of our products by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets; and,

•	government actions throughout the world.

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

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2009 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2018. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our most recent annual report on Form 10-K also contains an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel including Alex Davern, Chief Executive Officer, Eric Starkloff, President and Chief Operating Officer, and other members of our senior management and key technical personnel.  In connection with his promotion to Chief Executive Officer in January 2017, we entered into an employment agreement with Mr. Davern.  We have no other agreements providing for the employment of any of our key employees for any fixed term and our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At September 30, 2018, there were 1,134,247 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of September 30, 2018 with respect to the shares of our common stock that we repurchased during the third quarter of 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2018 to July 31, 2018	—	—	—	1,134,247

August 1, 2018 to August 31, 2018	—	—	—	1,134,247

September 1, 2018 to September 30, 2018	—	—	—	1,134,247
Total	—	$—	—	1,134,247

ITEM 5. OTHER INFORMATION

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Jeffrey L. Kodosky and James J. Truchard have made periodic sales of our stock pursuant to such plans

ITEM 6	EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2(5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20(23	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.27(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.28(31)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.29(32)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.30	Offer Letter between the Company and Eric H. Starkloff dated October 23, 2018.*+
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(31)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.

(32)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q filed on May 1, 2018 (File No. 000-25426).
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2018

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿