Form 10-K
period 2018-12-31
NATIONAL INSTRUMENTS CORP
filed 2019-02-21
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018 or

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
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [x] No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2018, was $2,970,344,772 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2018, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 15, 2019, the registrant had outstanding 132,241,482 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 14, 2019 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2018

໿
໿

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “intend to”, “project,” “anticipate”, “continue,” or “estimate”; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under Item 1 under the heading “Risk Factors” beginning on page 10, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.    BUSINESS
Overview
For more than 40 years, National Instruments Corporation (the “Company”, “NI”, “we”, “us” or “our”) has enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record for innovation and our differentiated platform helps support the success of our customers, employees, suppliers, and stockholders.

NI pioneered a software-based approach more than three decades ago that enables our customers to build systems that meet the unique test and measurement requirements for their applications. The differentiation of our software-based platform helps customers accelerate the design and testing of their next generation products. This delivers critical business value to our customers, such as helping them reduce cost and time to market in the validation and production testing of semiconductor technology, enable real-time simulation to accelerate the development of autonomous and electric vehicles, and create long life cycle test systems to support the development and operation of complex, systems in aerospace and defense.

Our overarching goal, which we call our core strategic vision, is to be the leader in software-defined automated test and automated measurement systems. This vision provides a framework to help us achieve our goals of strong profitability and revenue growth. In pursuing our vision, we have empowered our team to be deliberate about the market opportunities we pursue to fuel growth and provide significant value to our target customers.

NI is headquartered in Austin, Texas. We were incorporated under the laws of the State of Texas in May 1976 and were reincorporated in Delaware in June 1994. In March 1995, we completed an initial public offering of our common stock. Our common stock, $0.01 par value, is quoted on the NASDAQ Stock Market under the trading symbol NATI.

Our Approach to Automated Test and Automated Measurement Systems

Our differentiated platform is a combination of software and modular hardware designed with an open infrastructure to enable connectivity and flexibility. NI’s open platform allows our customers to define systems needed to help them accelerate their application development, innovate faster, and continually integrate new technologies. Openness has been a hallmark of our approach to the market; evident in our integration with third-party hardware using technologies like instrument drivers to connect other common instruments in test and measurement, including open software interfaces for web and cloud connectivity as well as integration with Microsoft Visual Studio .NET languages, The MathWorks, Inc. MATLAB and Simulink software, and Python.

We have an expansive ecosystem of developers, partners, and third-party products that helps ensure that our customers have the tools, systems and expertise needed to build their automated test or automated measurement systems. The NI ecosystem includes an active community of software developers, over 8000 universities worldwide, support for over 10,000 third-party hardware devices, and over 1,000 Alliance Partners that provide integration services and consulting. NI’s support and services are an integral part of this ecosystem. With direct operations in approximately 50 countries, NI has local expertise, on-site services, and technical support to enable customer success.

Our goal is to help our customers achieve a competitive advantage by using our platform to shorten their time to market and reduce their total cost of test system ownership.

Products, Technology, and Services

Our commitment to innovation and continuous improvement has been a core value for us for over 40 years. Below is an overview of our products, technology and services.

Software

NI software is the key differentiator of our platform. We have empowered hundreds of thousands of loyal application software developers through LabVIEW, a graphical application software package optimized for engineers. We have consistently invested to maintain and strengthen our software platform to provide a simplified user interface, faster time-to-test, modern web - and cloud-enabled capabilities, and the ability to quickly create application-specific software tools.

The NI software platform spans the full range of customer needs, from high-performance driver software for NI hardware to general-purpose development tools that allow customers to create their own IP to higher-level software products that directly meet targeted customer applications. A hallmark of the NI software platform is the integration of NI and third-party software and hardware. We recently demonstrated our commitment and discipline to software excellence by a major investment to modernize our software platform, which resulted in a refresh of our flagship software, LabVIEW, as well as a series of new software products that address higher-level customer needs.

NI provides a wide variety of software tools for programming automated test and automated measurement applications. This software offering includes, but is not limited to:
Programming Environments

•
NI LabVIEW - a graphical programming approach that helps visualize every aspect of the application, including hardware configuration, measurement data, and debugging. This visualization makes it simple to integrate measurement hardware from various vendors, represent complex logic on the diagram, develop data analysis algorithms, and design custom engineering user interfaces.

•	NI LabWindows/CVI - an ANSI C integrated development environment and engineering toolbox with built-in libraries for measurement, analysis, and engineering UI design.

•	NI Measurement Studio - a suite of .NET tools designed for building engineering applications in Microsoft Visual Studio to acquire, analyze, and display measurement data.

Application Software

•	NI TestStand - application software targeted for automated test and automated measurement applications in a manufacturing environment.

•	NI VeriStand - a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop test systems.

•	Flexlogger - application software optimized for quick sensor configuration and data logging of mixed signals to verify electromechanical systems.

•	NI InsightCM Enterprise - a software solution with tightly integrated hardware options for monitoring ancillary rotating equipment.

Systems and Data Management

•	NI DIAdem - configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze engineering and measurement data.

•	NI SystemLink - systems management software that enables the mass coordination of connected devices, software deployments, and data communications throughout a distributed system.

Modular Hardware

We provide modular instrumentation that offers our customers the ability to create their own unique programmable, flexible and low-cost solutions. We believe our modular instrument approach enables us to grow our sales in the automated validation and automated production test market by delivering more test coverage and a lower-cost alternative for our customers. We offer two primary hardware form factors, PXI and NI C-series, both with a modular input/output ("I/O") approach in addition to industry standard PCI form factors. The NI PXI modular instrument platform, introduced in 1997, is a standard PC architecture in a rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. PXI combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. The NI C-series platform, used in our CompactRIO and CompactDAQ products, is a rugged, high-performance I/O and processing platform used in a wide variety of data acquisition applications. We believe our C-series data acquisition and control products provide unique value where diverse I/O is needed, and we believe that we can expand our user base through new distributed and rugged products. The NI PXI and C-series platforms include field programmable gate array ("FPGA") technology, giving customers programmable hardware capability that provides high performance and is user-customizable with NI LabVIEW software.

Increasingly, our customers’ applications demand more system capabilities that more closely match their application needs. We have continually evolved our offering to include highly innovative products and application-specific systems. One example in the semiconductor industry is our NI Semiconductor Test System ("STS") which combines NI modular instrumentation with NI software for RF and mixed-signal production testing. NI STS features fully production-ready test systems that use NI technology in a form factor suitable for a semiconductor production test environment. The STS combines the NI PXI hardware, TestStand test management software, and LabVIEW graphical programming software inside a fully enclosed test head. The compact STS design houses all the key components of a production tester while using a fraction of the floor space, power, and maintenance typically required by traditional automated test equipment. With the open, modular design, engineers can take advantage of the latest industry-standard PXI modules for more instrumentation and computing power.

Services

We provide global services and support as part of our commitment to our customers’ success.

Software Maintenance Services

Software Services for End Users: Our Standard Service Program provides our end users with support services through a software maintenance contract. The Standard Service Program is designed to help ensure that our end users are successful with our products by providing the end user with regular product upgrades and service packs, professional technical support from local engineers, 24-hour-a-day access to self-paced online product training, and access to older versions of their licensed NI software.

Volume Licensing for Account-Level Services: Our NI Volume License Program (“VLP”) and Enterprise Agreements (“EAs”) are designed to meet the needs of the business in addition to the needs of each end user. In addition to access to the Standard Service Program for each end user, businesses that take advantage of the VLP and EAs receive account-level benefits designed to help effectively manage their software assets and lower their total cost of ownership.

Hardware Services and Maintenance

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services.

Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005 (“17025”). We now offer 17025 calibration services for original equipment manufacturers ("OEMs") and other organizations seeking to maintain their compliance with governmental, medical, transportation and electronics regulations. The 17025-calibration service offering is designed for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

System Configuration and Deployment: Our NI System Assurance Program provides a fast, easy way to get our customers' new NI systems up and running. Our trained technicians install software and hardware and configure our customers’ PXI, and NI CompactRIO system to their specifications.

Training and Certification

NI Training Program. NI training helps the customer build the skills to more efficiently develop robust, maintainable applications. We offer fee-based training classes and self-paced online training for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with live teachers.

NI Certification Program. We offer programs to certify programmers and instructors for our products. Our certification program demonstrates our customers have the skills needed to create high-quality applications with NI software.

Markets and Applications

We believe the NI platform increasingly offers more value to our customers through system-level offerings especially in the semiconductor, transportation and aerospace, defense, and government ("ADG") industries. We believe our business continues to benefit from our innovative general-purpose platform investments and is focused on engineers and scientists in areas such as academia, electronics and manufacturing.

Semiconductor

Within the semiconductor industry, customers are facing a rapid increase in complexity and intense time to market pressures. NI platform advantages, including high-speed PXI data busses and high-performance computing technologies such as FPGAs, as well as semiconductor-specific test software and multi-core computing, help deliver faster test times and lower test cost.  NI pioneered the use of user-programmable FPGAs to prototype the next generation of communications systems in 5G wireless.  In the validation lab, NI’s modular instruments feature a unique combination of best-in-class analog performance and high-performance computing capabilities. In production test applications, NI utilizes the same software and PXI instrumentation packaged within our innovative STS, a factory-ready, commercial automated test equipment ("ATE"), offering test throughput advantages to the production test floor.

For the semiconductor industry, the NI platform provides the following features:

•	Common software and hardware from the laboratory to fabrication

•	Helps users achieve faster measurement time

•	Ability to add new measurements as requirements change

NI’s focus applications in the semiconductor industry include:

•	RF/wireless including 5G

•	Analog/mixed signal

•	Optoelectronics/sensors/Microelectromechanical systems ("MEMs")

Transportation

Vehicles of today are growing more and more complex as their electronic content increases. The electrification of vehicles and driver assist technologies, including automated driver assist systems ("ADAS"), has introduced more challenging test requirements than ever before. The NI platform delivers key differentiation to address the growing needs in transportation. Specifically, we believe the NI platform provides diversity in I/O connectivity, real-time software performance, and user-defined, open software programmability.

For the transportation industry, the NI platform provides the following features:

•	Real-time software performance

•	Ability to connect to many diverse I/O types and sensors (vision, LIDAR, ultrasonic and others)

•	Flexibility to update the system quickly as requirements change

NI’s focus applications in the transportation industry include:

•	ADAS

•	Electrification

•	Hardware-in-the-loop testing

•	Electromechanic tests

•	End of line vehicle tests

Aerospace, Defense and Government

The NI platform has delivered significant value to its customers in the aerospace, defense and government industry for decades.  The high density of test given the nature of the systems, need for highly iterative development, unique protocols, long product lifecycles, and proprietary algorithms that engineers in aerospace, defense, and government build makes the NI software-centric and modular hardware approach well suited for such markets.

For the aerospace, defense and government industry, the NI platform provides the following:

•	Complete software tools for automated test

•	Real-time software, FPGAs, software defined radio

•	Broad measurement capabilities from electrical to physical, communications, actuation and more

NI’s focus applications in the aerospace, defense and government industry include:

•	Radar and spectrum record/playback

•	Software-defined radios & transponders

•	Production and maintenance ATE

•	Embedded software and hardware-in-the-loop test
Customers
NI has a broad, diverse set of over 35,000 customer accounts worldwide, with no customer accounting for more than 3% of our revenues in any of 2018, 2017 or 2016. The NI offering serves a broad range of customers from small, innovative start-ups and individual engineers to large, multinational accounts. Any engineer or scientist looking to innovate, research, or reduce test time to get to market faster, could be a potential customer.
Sales and Distribution

We distribute and sell our products primarily through a direct sales organization. We also use independent distributors, OEMs, value-added resellers ("VARs"), system integrators and consultants to market and sell our products. We have sales and support offices in approximately 50 countries including markets such as the U.S., Germany and China. Sales outside of the U.S. accounted for approximately 63% of our revenues in 2018, 2017, and 2016. We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We generally permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

Our foreign operations are subject to certain risks set forth under Item 1A, Risk Factors, We are Subject to Various Risks Associated with International Operations and Foreign Economies

See discussion regarding fluctuations in our quarterly results and seasonality in Item 1A, Risk Factors, Our Revenues are Subject to Seasonal Variations.

We have one operating segment and one reporting unit. For information regarding revenue, results of operations, and total assets for each of our last three fiscal years, please refer to our financial statements included in this Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

Marketing

We strive to educate engineers and scientists about the benefits of our platform-based approach, products and technology, highlighting the performance and cost advantages of our products. We reach our broad audience through scalable, digital tactics on our website at ni.com as well as through the wide distribution of content, including demonstration versions of our software, online webcasts, blogs, social media, participation in tradeshows, technical conferences, training and user seminars.

Competition

The markets in which we operate are characterized by competition from numerous competitors, some of which are divisions of large corporations. Several competitors offer box instrument hardware and software products that provide solutions that directly compete with modular hardware products, including PXI-based hardware and systems software. Key competitors include Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, and Teradyne.

See further discussion regarding risks associated with our competitive environment in ITEM 1A, Risk Factors, We Operate in Intensely Competitive Markets.
Research and Development
We believe that our long-term growth and success depends on delivering high quality software and hardware products on a timely basis. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology and price/performance characteristics. Our research and development staff strive to build quality into our products at the design stage. We believe this “quality first” mindset helps to reduce overall development and manufacturing costs and provide reliability in our end products.
Our research and development expenses were $261 million, $232 million and $236 million in 2018, 2017, and 2016, respectively.
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2018, we held 862 U.S. patents (860 utility patents and 2 design patents) and 88 patents in foreign countries (77 patents registered in Europe, 5 patents in China, 5 patents in Japan, and 1 patent in Mexico), and had 60 patent applications pending in the U.S. and foreign countries. 257 of our issued U.S. patents are software patents related to LabVIEW, and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2019 to 2037. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in Item 1A, Risk Factors, Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.
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
Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source items purchased include custom application specific integrated circuits ("ASICs"), chassis and other items. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. See “Our Business is Dependent on Key Suppliers” at page 15 for additional discussion of the risks associated with limited source suppliers.
We must comply with many different governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. See Item 1A, Risk Factors, Our Operations are Subject to a Variety of Environmental Regulations and Costs at page 17 for further discussion of environmental matters as they may affect our business.
Backlog
Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.
Employees
As of December 31, 2018, we had 7,263 employees worldwide. None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our employee relations to be good.

Corporate Responsibility

Our global employees embody the culture and the value of our brand by doing what we do best - accelerating productivity, discovery, and innovation for engineers and scientists. From inspiring future STEM leaders to reducing environmental impact, corporate responsibility is engrained in NI's company culture, goals, and business practices from product development to employee engagement.

At NI, we take our responsibility seriously. For more than four decades, we have worked together with our innovative customers to empower them with our platform to solve problems and improve everyday life around the globe. Our corporate social responsibility programs support this work. Through aligning our investments in academia, our employee mentor program, and our giving programs to further STEM education, we are investing in future discovery and innovation as well as a pipeline of diverse talent for STEM fields. Supporting our employees and our communities on a regular basis shows the true value of corporate responsibility and its central importance to the future of our business.

Available Information

Our website is www.ni.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, or upon written request without charge. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website, www.sec.gov, which contains these reports and other information regarding issuers that file electronically.

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
Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as a US government shutdown, the impending Brexit, continued trade tensions between the US and China or other parts of the world, financial market volatility, tariffs or other trade restrictions, government austerity programs, government regulatory actions, negative financial news, geopolitical instability, declines in income or asset values, or other factors. In particular, during December 2018, we experienced weaker demand for some of our products in the APAC region, particularly for ADG applications in China. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. In March 2018, the U.S. imposed steel, aluminum, and other tariffs on imports from various countries. These tariffs have increased international trade tensions and led to tariffs on U.S. exports to various countries. Even if resolved, this could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.
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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which, as amended, supersedes nearly all existing U.S. GAAP revenue recognition guidance and which became effective for us for our fiscal year beginning January 1, 2018. (See Note 1 - Operations and summary of significant accounting policies and Note 2 - Revenue for additional discussion of the accounting changes).

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, ADG industries. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

Our Realignment Activities May be Disruptive to Our Operations and Negatively Impact Our Results of Operations.
We are currently implementing changes within our organization designed to enhance our ability to pursue market opportunities, accelerate our technology development initiatives, and improve operational efficiencies. Specifically, we are in the process of aligning certain aspects of our operations with our strategic focus on industry-specific applications where we believe our product platform can add the most value to our customers. In the short-term, these actions may lead to business disruptions, decreased productivity and unanticipated employee turnover which may have an adverse impact on our business and results of operations.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have established an operating budget for our fiscal year. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of our fiscal year is less than the demand we anticipated in setting our fiscal year budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including, but not limited to:

•	continued foreign currency fluctuations;

•	increased manufacturing costs resulting from component supply shortages or component price fluctuations;

•	additional marketing costs for new product introductions or for conferences and tradeshows;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	unanticipated costs related to acquisitions we may make; or

•	increased component costs resulting from vendors increasing their sales prices.

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which have larger market capitalization and resources than we do, and we may face further competition from new market entrants in the future. Key competitors are Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, Teradyne, and others. These competitors offer hardware and software products that provide solutions that directly compete with our software defined automated test and automated measurement systems. Because these companies have strong position in the instrumentation business, new product introductions by them, changes in their marketing strategy or product offerings or aggressive pricing strategies by them to gain market share could have a material adverse effect on our operating results.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Results of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

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

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operations benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See Note 10 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate Could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See Note 10 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are only available through limited sources. Limited source items purchased include custom ASICs, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect Our Business.  We rely on the efficient and uninterrupted operation of complex information technology systems and networks, including cloud-based and other outsourced services, to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, facility issues, energy blackouts, and computer viruses, cyber-attacks, or security breaches, some of which may remain undetected for an extended period.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws.   As has occurred in the past and as may be expected to occur in the future, our hardware products, software products and third-party components or operating systems on which our products are based may contain bugs, vulnerabilities, or errors. Our products operate in conjunction with third-party products and components across a broad ecosystem. As has occurred in the past and as may be expected to occur in the future, our products, or products or components in conjunction with which they operate, may contain design flaws. These bugs, vulnerabilities, errors or design flaws, or fixes to these issues, may have a negative impact on the performance of our products, which could result in additional costs, liability claims, reduced revenue, or harm to our reputation or competitive position, any of which could have a material adverse impact on our operating results. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

We Are Subject to the Risk of Product Liability Claims.  Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage, bodily harm or property damage. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” and electronically displayed license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2018. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel including Alex Davern, our Chief Executive Officer, Eric Starkloff, our President and Chief Operating Officer, and other members of our senior management and key technical personnel.  Our key employees may voluntarily terminate their employment with us at any time. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

Our Operations are Subject to a Variety of Environmental Regulations and Costs that May Have a Material Adverse Effect on Our Business and Results of Operations.  We must comply with many different governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. Although we believe that our activities conform to presently applicable environmental regulations, our failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Any such environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Any failure by us to control the use of or adequately restrict the discharge of hazardous substances could subject us to future liabilities.

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
Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns a 25,500 square foot office building in Aachen, Germany in which a majority of its activities are conducted. National Instruments Engineering owns another 19,375 square foot office building in Aachen, Germany, which is partially leased to third-parties. National Instruments Corporation (UK) Limited, United Kingdom, owns a 29,270 square foot office building in Newbury, UK, in which a majority of its activities are conducted.
As of December 31, 2018, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.
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
At the close of business on February 5, 2019, there were approximately 310 holders of record of our common stock and approximately 47,666 beneficial holders of our common stock.
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
Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2018
March 5, 2018	$0.23
June 4, 2018	$0.23
September 4, 2018	$0.23
December 3, 2018	$0.23

2017
March 6, 2017	$0.21
June 5, 2017	$0.21
September 5, 2017	$0.21
December 4, 2017	$0.21
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
On January 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on March 4, 2019, to stockholders of record on February 11, 2019.

Performance Graph
The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2013 to December 31, 2018 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index and (iii) Russell 2500 Index.
The graph assumes that $100 was invested on December 31, 2013 in NI’s common stock and in each of the other three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

200
150
100
50
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
National Instruments
NASDAQ
Russell 2000
Russell 2500

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
National Instruments	100	99	94	104	143	159
Nasdaq	100	115	123	134	174	169
Russell 2500	100	107	104	122	143	128
Russell 2000	100	105	100	122	139	124
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

Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2018 to October 31, 2018	-	-	-	1,134,247
November 1, 2018 to November 30, 2018	-	-	-	1,134,247
December 1, 2018 to December 31, 2018	-	-	-	1,134,247
Total	-	-	-	1,134,247
(1) For the past several years, we have maintained various stock repurchase programs. At December 31, 2018, there were 1,134,247 shares available for repurchase under the plan approved on April 21, 2010. This repurchase plan does not have an expiration date.
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
໿
໿

	For the years ended December 31,
	(in thousands, except per share data)
	2018 (1)	2017	2016	2015	2014
Statements of Income Data:
Net sales:
Americas	$538,388	$504,626	$482,039	$496,746	$495,951
EMEIA	432,977	408,625	389,843	409,119	412,401
APAC	387,767	376,135	356,297	319,591	335,510
Consolidated net sales	1,359,132	1,289,386	1,228,179	1,225,456	1,243,862
Cost of sales:	333,727	328,324	313,121	316,956	318,132
Gross profit	1,025,405	961,062	915,058	908,500	925,730
Operating expenses:
Sales and marketing	482,576	477,921	461,236	452,262	461,845
Research and development	261,072	231,761	235,706	225,131	227,433
General and administrative	108,878	105,602	98,390	93,935	91,265
Total operating expenses	852,526	815,284	795,332	771,328	780,543
Operating income	172,879	145,778	119,726	137,172	145,187
Other income (expense):
Interest income	5,896	2,276	1,122	1,403	1,133
Net foreign exchange (loss) gain	(3,423)	892	(4,632)	(7,075)	(2,250)
Other income (expense), net	1,101	(1,566)	(1,581)	(221)	(69)
Income before income taxes	176,453	147,380	114,635	131,279	144,001
Provision for income taxes	21,396	94,969	31,901	36,017	17,668
Net income	$155,057	$52,411	$82,734	$95,262	$126,333

Basic earnings per share	$1.17	$0.40	$0.64	$0.74	$0.99

Weighted average shares outstanding - basic	131,987	130,300	128,453	127,997	127,030

Diluted earnings per share	$1.16	$0.40	$0.64	$0.74	$0.99

Weighted average shares outstanding - diluted	133,274	131,387	129,008	128,668	127,997

Cash dividends declared per common share	$0.92	$0.84	$0.80	$0.76	$0.60
(1) On January 1, 2018, we adopted the new revenue standard using the modified retrospective method of adoption. Prior periods have not been adjusted. See Note 1 - Operations and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

	December 31,
	(in thousands)
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$259,386	$290,164	$285,283	$251,129	$274,030
Short-term investments	271,396	121,888	73,117	81,789	197,163
Working capital (1)	739,236	624,835	574,572	559,525	700,163
Total assets	1,671,235	1,566,434	1,496,564	1,453,856	1,455,491
Long-term debt, net of current portion	—	—	25,000	37,000	—
Total stockholders' equity	1,238,358	1,128,021	1,114,219	1,081,721	1,117,496

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” ''intend to,” “may,” “will,” “project,” “anticipate”, “continue,” or “estimate”; statements of "goals" or visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors” beginning on page 10, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.
Overview
For more than 40 years, we have enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform helps support the success of our customers, employees, suppliers and shareholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries. No single customer accounted for more than 3% of our sales in each of the years ended 2018, 2017, and 2016.
The key strategies that we focus on in running our business are the following:
Expanding our broad customer base
We strive to increase our already broad customer base and to grow our large-order business by serving a large market on many computer platforms, through a global marketing and distribution network. We also seek to acquire new technologies and expertise from time to time to open new opportunities for our existing product portfolio.
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
Leveraging external and internal technology
Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies across multiple products.
We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are advanced research, automated test equipment, automotive, consumer electronics, commercial aerospace, computers and electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, and telecommunications.
Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in 2018, and 61% of our revenues in each of 2017 and 2016. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 – Revenue and Note 14 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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
Current business outlook
Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. In the three month period ended December 31, 2018, the average of the PMI was 51.8 and the average of the new order element of the PMI was 51.7, both indicating expansion, but at a slower rate than during the first nine months of 2018. For January 2019, the most recent PMI reading was 50.7, below the most recent quarterly average and below the December 2018 reading of 51.4. For January 2019, the new order element of the PMI was 50.1, also below the most recent quarterly average. During the three month period ended December 31, 2018, the PMI in the U.S. and the Eurozone maintained readings above 50. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2019.
During 2018, we continued to see growth in the industrial economy. During most of 2018, we saw revenue growth across our software-defined automated test and automated measurement platform, and across most geographies where we do business. We also saw a moderate impact on our results of operations from currency fluctuations. We delivered record revenue for 2018 while improving our operating profitability compared to 2017. During 2018, we took steps to reduce our overall employee headcount by approximately 2% in an effort to improve efficiencies and rebalance our resources on higher return activities. We incurred $11 million in severance and other restructuring-related charges, net of tax. The timing and scope of any future headcount reductions will vary.
During December 2018, we experienced weaker demand for some of our products in the APAC region, particularly for ADG applications in China. We believe that recent trade tensions coupled with a weakening PMI and disruptions in the mobile device market contributed to the economic uncertainty we experienced in APAC. Although we remain cautious about certain macroeconomic indicators heading into 2019, we are optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2018	2017	2016
Net sales:
Americas	39.6%	39.1%	39.2%
EMEIA	31.9	31.7	31.7
APAC	28.5	29.2	29.1
Consolidated net sales	100.0	100.0	100.0
Cost of sales	24.6	25.5	25.5
Gross profit	75.4	74.5	74.5
Operating expenses:
Sales and marketing	35.5	37.1	37.6
Research and development	19.2	18.0	19.2
General and administrative	8.0	8.2	8.0
Total operating expenses	62.7	63.3	64.8
Operating income	12.7	11.3	9.7
Other income (expense):
Interest income	0.4	0.2	0.1
Net foreign exchange gain (loss)	(0.3)	0.1	(0.4)
Other expense, net	0.1	(0.1)	(0.1)
Income before income taxes	13.0	11.4	9.3
Provision for income taxes	1.6	7.4	2.6
Net income	11.4%	4.1%	6.7%
  Figures may not sum due to rounding.
Results of Operations for the years ended December 31, 2018, 2017, and 2016
Net Sales.  The following table sets forth our net sales for the years ended December 31, 2018, 2017, and 2016 along with the percent changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2018	Change	2017	Change	2016

Product sales	$1,220.0	4.0%	$1,173.5	5.1%	$1,116.7
Software maintenance sales	139.1	20.0%	115.9	3.9%	111.5
Total net sales	$1,359.1	5.4%	$1,289.4	5.0%	$1,228.2
In 2018 and 2017, product and software maintenance sales increased compared to 2017 and 2016, respectively. The increases in product sales during these periods are attributable to increased sales volume, particularly for orders greater than $20,000, across all geographic regions. The increases in those orders are discussed in more detail below. The increases in software maintenance sales during 2018 and 2017 can primarily be attributed to increased adoption of our software platform and increased recurring revenues related to software maintenance renewals.
We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Orders with a value greater than $20,000 increased by 13% year over year during 2018 compared to a year over year increase of 8% in 2017. Orders with a value greater than $20,000 were 58%, 56%, and 54% of our total orders for the years ended December 31, 2018, 2017, and 2016, respectively. A significant factor in the continued expansion of these orders in the year ended December 31, 2018, compared to 2017, was strong demand for our system-level offerings. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.
The following table sets forth our net sales by geographic region for the years ended December 31, 2018, 2017, and 2016 along with the changes between the corresponding periods and the region’s percentage of total net sales.
໿

	Years ended December 31,

($ in millions)	2018	Change	2017	Change	2016

Americas	$538.4	6.7%	$504.6	4.7%	$482.1
Percentage of total net sales	40%		39%		39%

EMEIA	$433.0	6.0%	$408.6	4.8%	$389.8
Percentage of total net sales	32%		32%		32%

APAC	$387.8	3.1%	$376.1	5.6%	$356.3
Percentage of total net sales	28%		29%		29%
We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.
Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the years ended December 31, 2017 and 2016, respectively). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the years ended December 31, 2018 and 2017, respectively.
໿

	Year Ended December 31, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2018
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$504.6	$33.0	6.5%	$0.8	0.2%	$538.4
EMEIA	408.6	10.5	2.6%	13.9	3.4%	433.0
APAC	376.1	4.3	1.1%	7.4	2.0%	387.8
Total net sales	$1,289.4	$47.7	3.7%	$22.1	1.7%	$1,359.1
  Figures may not sum due to rounding.

	Year Ended December 31, 2016	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2017
($ In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$482.1	$22.2	4.6%	$0.3	0.1%	$504.6
EMEIA	389.8	20.0	5.1%	(1.2)	(0.3)%	408.6
APAC	356.3	20.7	5.8%	(0.9)	(0.2)%	376.1
Total net sales	$1,228.2	$62.9	5.1%	$(1.8)	(0.1)%	$1,289.4
Figures may not sum due to rounding.
To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2018 and 2017).
Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2018, 2017, and 2016 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2018	Change	2017	Change	2016

Gross Profit	$1,025.4	6.7%	$961.1	5.0%	$915.1
Gross Profit as a percentage of net sales	75.4%		74.5%		74.5%

The improvement in our gross profit as a percentage of sales during the year ended December 31, 2018 can be attributed to the increase in software maintenance revenues, as discussed above. During the years ended December 31, 2018 and 2017, the change in exchange rates had the effect of increasing our cost of sales by $3.2 million and decreasing our cost of sales $0.8 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2018 and 2017, these hedges had the effect of decreasing our cost of sales by $0.7 million and increasing our cost of sales by $1.2 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales for 2018 and 2017).

Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2018, 2017, and 2016 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.
໿

	Years Ended December 31,
($ in thousands)	2018	Change	2017	Change	2016

Sales and marketing	$482,576	1%	$477,921	4%	$461,236
Percentage of total net sales	36%		37%		38%

Research and development	$261,072	13%	$231,761	(2)%	$235,706
Percentage of total net sales	19%		18%		19%

General and Administrative	$108,878	3%	$105,602	7%	$98,390
Percentage of total net sales	8%		8%		8%

Total operating expenses	$852,526	5%	$815,284	3%	$795,332
Percentage of total net sales	63%		63%		65%
The increase in our operating expenses during 2018 was primarily related to the following:

•	a $29 million increase in research and development expenses, primarily attributable to a decrease in software development costs eligible for capitalization, as described in more detail below.

•
a $10 million increase in higher personnel costs, primarily attributable to an $8 million increase related to our equity compensation costs due to higher stock prices. Additionally, increases in variable compensation costs to be more competitive with market levels were partially offset by lower salary and benefits costs, primarily related to headcount reductions.

•	a $8 million increase related to the year over year impact of changes in foreign currency exchange rates.

•
a $7 million decrease related to reductions in travel, outside services, and building and equipment costs. The decrease in cash expenditures related to travel and outside services is consistent with our continued focus on disciplined expense management and cost optimization.

The increase in research and development costs during 2018 was primarily related to a $28 million decrease in software development costs eligible for capitalization. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures will be recognized as operating expenses in the future. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next four years.
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

Operating Income.  For the years ended December 31, 2018, 2017, and 2016, operating income was $173 million, $146 million and $120 million, respectively, an increase of 19% in 2018, following an increase of 22% in 2017. As a percentage of net sales, operating income was 13%, 11% and 10%, respectively, over the three year period.  The changes in operating income in absolute dollars and as a percent of sales in 2017 and 2018 are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.
Interest Income.    Interest income was $5.9 million, $2.3 million and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, an increase of 159% in 2018, following an increase of 103% in 2017.We saw continued improvement in yields for investment grade alternatives that comply with our corporate investment policy. The improving yields coupled with the $119 million increase in our cash, cash equivalents, and short-term investments during 2018 resulted in the increase in interest income for 2018.
Net Foreign Exchange (Loss)/Gain.    Net foreign exchange (loss)/gain was $(3.4) million, $0.9 million, and $(4.6) million for the years ended December 31, 2018, 2017, and 2016, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During most of 2018, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure, primarily in China and some emerging markets. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten year high. During 2017, there was a moderately stronger U.S. dollar during the first nine months of the year and a moderately weaker U.S. dollar during the last three months of the year when compared year over year to 2016, resulting in a modest decrease in our U.S. dollar equivalent revenues and expenses in 2017, when compared year over year to 2016. During 2016, there was sharp volatility in the exchange rates between the U.S. dollar and most of the major currencies in the markets in which we do business and such volatility was characterized by a broad and sharp strengthening of the U.S. dollar against most currencies. We cannot predict the direction or degree of future volatility in these exchange rates. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange Gain/loss”. Our hedging strategy decreased our foreign exchange losses by $0.3 million, decreased our foreign exchange gains by $5.9 million, and decreased our foreign exchange losses by $1.9 million in 2018, 2017, and 2016, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.  For the years ended December 31, 2018, 2017, and 2016, our provision for income taxes reflected an effective tax rate of 12%, 64% and 28%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2017	64%
Change in U.S. federal tax rate	(14)
Increased profits in foreign jurisdictions with reduced income tax rates	8
Change in enhanced deduction for certain research and development expenses	(1)
Change in intercompany prepaid tax asset	2
Change in state income taxes, net of federal benefit	2
Remeasurement of U.S. deferred tax balance	10
Transition tax on deferred foreign income	(55)
Global intangible low-taxed income deferred ("GILTI")	(2)
Foreign tax on undistributed earnings	(3)
Foreign-derived intangible income deduction	(1)
Global intangible low-taxed income inclusion	2
Effective tax rate for 2018	12%

Years ended December 31,
Effective tax rate for 2016	28%
Increased profits in foreign jurisdictions with reduced income tax rates	(5)
Change in enhanced deduction for certain research and development expenses	(1)
Change in intercompany prepaid tax assed	(3)
Change in state income taxes, net of federal benefit	(1)
Change in employee share-based compensation	(1)
Remeasurement of U.S. deferred tax balance	(10)
Transition tax on deferred foreign income	54
Foreign tax on undistributed earnings	3
Effective tax rate for 2017	64%
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act. We recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations during the twelve months ended December 31, 2017. As of December 31, 2018, we recognized a ($4.2) million adjustment to the provisional amounts recorded at December 31, 2017, primarily related to recognizing the effects of electing to account for GILTI in deferred taxes.
For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate to our effective tax rate, and other tax matters, see Note 10 - Income taxes of Notes to Consolidated Financial Statements.

Quarterly results of operations
The following quarterly results have been derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2018 and December 31, 2017 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$311,897	$341,009	$346,127	$360,099
Gross profit	237,374	258,850	257,112	272,070
Operating income	28,137	36,912	46,010	61,821
Net income	24,268	31,054	43,194	56,541
Basic earnings per share	$0.19	$0.24	$0.33	$0.43
Diluted earnings per share	$0.18	$0.23	$0.32	$0.42
Dividends declared per share	$0.23	$0.23	$0.23	$0.23
໿
໿

	Three months ended
	(in thousands, except per share data)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$300,106	$318,609	$320,921	$349,751
Gross profit	223,582	236,149	237,170	264,160
Operating income	22,318	28,631	37,515	57,312
Net income (loss)	18,148	25,155	33,389	(24,282)
Basic earnings per share	$0.14	$0.19	$0.26	$(0.19)
Diluted earnings per share	$0.14	$0.19	$0.25	$(0.19)
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

Other operational information
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results.   The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition intangibles, acquisition related transaction costs, restructuring charges, tax reform charges and capitalization and amortization of software development costs that were recorded in the line items indicated below (in thousands).

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2018	2017	2018	2017
Stock-based compensation
Cost of sales	$816	$714	$3,231	$2,628
Sales and marketing	3,810	3,035	14,218	11,559
Research and development	3,489	2,462	12,580	9,014
General and administrative	2,010	1,585	7,587	5,944
Provision for income taxes	(1,707)	(2,934)	(7,822)	(10,322)
Total	$8,418	$4,862	$29,794	$18,823

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2018	2017	2018	2017
Amortization of acquisition intangibles
Cost of sales	$810	$1,444	$3,258	$6,092
Sales and marketing	505	529	2,085	2,009
Research and development	28	204	113	1,017
Provision for income taxes	(163)	(491)	(681)	(2,148)
Total	$1,180	$1,686	$4,775	$6,970
໿
໿

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2018	2017	2018	2017
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$244	$222	$2,057	$1,210
Sales and marketing	2,300	2,972	10,654	10,990
Research and development	297	1,693	2,092	3,509
General and administrative	341	1,097	1,879	1,900
Other income (loss), net	—	—	709	—
Provision for income taxes	237	(1,754)	(3,749)	(5,407)
Total	$3,419	$4,230	$13,642	$12,202

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2018	2017	2018	2017
Capitalization and amortization of internally developed software costs
Cost of sales	$6,557	$4,929	$25,293	$20,450
Research and development	(1,056)	(7,256)	(14,208)	(41,662)
Provision for income taxes	(1,155)	815	(2,328)	7,424
Total	$4,346	$(1,512)	$8,757	$(13,788)

Liquidity and Capital Resources
Overview
At December 31, 2018, we had $531 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our short-term investments do not include any foreign sovereign debt. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2018 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$76.2	$183.2	$259.4
	29%	71%
Short-term Investments	$236.9	$34.5	$271.4
	87%	13%
Cash, Cash Equivalents and Short-term Investments	$313.1	$217.7	$530.8
	59%	41%
We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. The following table presents our working capital, cash and cash equivalents and short-term investments:
໿

(In thousands)	December 31, 2018	December 31, 2017	Increase/ (Decrease)

Working capital	$739,236	$624,835	$114,401
Cash and cash equivalents (1)	259,386	290,164	(30,778)
Short-term investments (1)	271,396	121,888	149,508
Total cash, cash equivalents and short-term investments	$530,782	$412,052	$118,730
(1)  Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. The primary drivers of the net increase in working capital between December 31, 2017 and December 31, 2018 were:

•
Cash, cash equivalents, and short-term investments increased by $119 million. Additional analysis of the changes in our cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017 are discussed below.

•	"Accounts receivable, net" decreased by $6 million. Days sales outstanding decreased to 65 days at December 31, 2018, compared to 68 days at December 31, 2017.

•
Inventory increased by $10 million to $194 million at December 31, 2018, from $185 million at December 31, 2017. Inventory turns increased to 1.8 at December 31, 2018, compared to 1.7 at December 31, 2017. The increase in inventory is primarily attributable to lower than expected demand, primarily in the APAC region, during the fourth quarter of 2018.

•
Prepaid expenses and other current assets increased by $6 million which was primarily related to a $3 million increase in the fair value of our foreign currency forward exchange contracts and the timing of prepaid insurance and maintenance.

•	Accrued compensation increased by $3 million which was primarily related to accruals of variable compensation related to the year over year increase in net sales.

•
The current portion of deferred revenue increased by $7 million, which was primarily related to a $19 million increase related to additional software maintenance billings and a one-time shift in the timing of certain enterprise-wide software licensing agreements. This increase was partially offset by a $9 million decrease due to the adoption of the new revenue standard on January 1, 2018 and a $3 million decrease related to changes in foreign currency exchange rates.

•
Other current liabilities increased by $2 million which was primarily related to changes in the fair value of our foreign currency forward exchange contracts offset by increases in the amount of current income taxes payable.

•	Other taxes payable increased by $4 million primarily related to the timing of payments for VAT and other indirect taxes.
Analysis of Cash Flow
The following table summarizes the proceeds and (uses) of cash:
໿

(In thousands)	December 31,
	2018	2017	2016
Cash provided by operating activities	$274,580	$224,442	$200,199
Cash used by investing activities	(209,996)	(122,410)	(70,503)
Cash used by financing activities	(90,843)	(106,299)	(91,625)
Effect of exchange rate changes on cash	(4,519)	9,148	(3,917)
Net change in cash equivalents	(30,778)	4,881	34,154
Cash and cash equivalents at beginning of year	290,164	285,283	251,129
Cash and cash equivalents at end of year	$259,386	$290,164	$285,283
Operating Activities Cash provided by operating activities for the year ended December 31, 2018 increased by $50 million compared to the same period in 2017. This increase was primarily due to the $103 million increase in our net income, which was partially offset by a decrease in cash provided by operating assets and liabilities.

Investing Activities Cash used for investing activities for the year ended December 31, 2018 increased by $88 million compared to the same period in 2017. This was primarily attributable to a net purchase of short-term investments of $150 million compared to a net purchase of short-term investments of $48 million during the same period in 2017, to take advantage of favorable increases in the yields offered by short-term investments that comply with our investment policy. Cash outflows related to capitalized software development also decreased by $27 million which was partially offset by an increase in capital expenditures of $4 million compared to the same period in 2017.
Financing Activities Cash used by financing activities decreased by $15 million for the year ended December 31, 2018 compared to the same period in 2017. This was primarily due to a $25 million decrease in cash outflows related to a repayment under our loan agreement in 2017, which was partially offset by a $12 million increase in cash outflows related to the increase in our quarterly dividend. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we did not repurchase any shares during the year ended December 31, 2018. (See Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).
Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2018:

	Payments due by period
(In thousands)	Total	2019	2020	2021	2022	2023	Beyond
Tax payable (1)	81,646	7,100	7,100	7,100	7,100	13,312	39,934
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	61,148	19,597	12,180	7,986	4,866	3,869	12,650
Total contractual obligations	$142,794	$26,697	$19,280	$15,086	$11,966	$17,181	$52,584
(1) Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 10 - Income taxes of Notes to Consolidated Financial Statements

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2018, we had non-cancelable operating lease obligations of approximately $61 million compared to $77 million at December 31, 2017. Rent expense under operating leases was $21 million for the year ended December 31, 2018 and $20 million for each of the years ended December 31, 2017, and 2016.
The following summarizes our other commercial commitments as of December 31, 2018:

(In thousands)	Total	2019	2020	2021	2022	2023	Beyond
Purchase obligations	7,578	7,578	—	—	—	—	—
Total commercial commitments	$7,578	$7,578	$—	$—	$—	$—	$—
Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.6 million over the next twelve months. At December 31, 2017, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $9.1 million.
At December 31, 2018, we had no outstanding guarantees for payment of customs and foreign grants. At December 31, 2017, we had outstanding guarantees for payment of customs, foreign grants and potential customer disputes totaling approximately $2.6 million.
Loan Agreement.  On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50 million to $125 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million, and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See Note 15 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit.)
Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
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

Critical Accounting Policies and Estimates
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
Our critical accounting policies and estimates are as follows:

•	Revenue recognition
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
Judgment is required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of our products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, historical pricing relationships (such as software licenses available under either a perpetual and term license period), and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the geographic region in determining the SSP.
Due to the various benefits from and the nature of software licenses sold under enterprise-wide licensing program, judgment is required to identify the distinct performance obligations, determine the SSP for certain performance obligations that is not directly observable, and assess the pattern of delivery, including the exercise pattern of certain benefits across our portfolio of customers.
Our products are generally sold with a right of return, and occasionally we may provide other credits or incentives, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Changes to our estimated variable consideration were not material for the periods presented.
Refer to Note 1 - Operations and summary of significant accounting policies and Note 2 - Revenue for further discussion of our current revenue recognition policies and the impact of adopting the new revenue standard on our financial statements for the year ended December 31, 2018.

•	Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories
We also make estimates about the uncollectability of our accounts receivable and the net realizable value of our inventory. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $3.5 million and $2.9 million at December 31, 2018 and 2017, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $15.4 million and $16.4 million at December 31, 2018 and 2017, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software
We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2018 and 2017, unamortized capitalized software development costs were $75 million and $86 million, respectively.
During the second quarter of 2018, we started applying agile development methodologies to certain software development projects, which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our agile development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Prior capitalized costs will continue to be amortized on the basis of each product's estimated useful life.

•	Valuation of long-lived and intangible assets
We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2018. No impairment of goodwill and long-lived and intangible assets was identified during 2018 and 2017. Goodwill is deductible for tax purposes in certain jurisdictions. We have one operating segment and one reporting unit. Factors considered important which could trigger an impairment review include the following:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends; and,
•our market capitalization relative to net book value.
When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2018 and 2017, we had goodwill of approximately $265 million and $267 million, respectively.

•	Accounting for income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $80 million and $78 million at December 31, 2018 and December 31, 2017, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).
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

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $12.8 million and $16.1 million for the years ended December 31, 2018 and 2017, respectively. Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $4.0 million and $5.5 million for the years ended December 31, 2018 and 2017, respective1y. The impact of the tax holiday on a per share basis for the years ended December 31, 2018 and 2017 was a benefit of $0.03 and $0.04 per share, respectively.
No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.
Our effective tax rate was lower than the U.S. federal statutory rate during 2018 and 2017 primarily due to earnings taxed at lower rates in foreign jurisdictions. The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax expense for the year ended December 31, 2017. For additional discussion about our income taxes including the effect of the Tax Cuts and Jobs Act, components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate to our effective tax rate and other tax matters, see Note 10 – Income taxes of Notes to Consolidated Financial Statements.

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
The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of increasing our consolidated sales by $22.1 million in the year ended December 31, 2018, and decreasing our consolidated sales by $1.8 million in the year ended December 31, 2017. Because most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of increasing our consolidated operating expenses by $8 million in the year ended December 31, 2018, and decreasing our consolidated operating expenses by $1.4 million in the year ended December 31, 2017.
During 2018, there was a weaker U.S. dollar during the first half of the year, approximately 8% weaker when compared to the first half of 2017 and a moderately stronger U.S. dollar during the second half of the year, approximately 2% stronger when compared to the second half of 2017, resulting in a net favorable impact to net sales of approximately 2%. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the near future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Chinese yuan, British pound, Malaysian ringgit, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not enter into derivative contracts for speculative purposes.
During the year ended December 31, 2018, our hedges had the effect of decreasing our consolidated sales by $0.2 million, decreasing our cost of sales by $0.7 million, and decreasing our operating expenses by $0.9 million. During the year ended December 31, 2017, our hedges had the effect of decreasing our consolidated sales by $0.5 million, increasing our cost of sales by $1.2 million, and increasing our operating expenses by $1.2 million. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2018 and 2017).

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
Cash, Cash Equivalents and Short-Term Investments
At December 31, 2018, we had $531 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.
We report our available-for-sale short-term investments at fair value. (See Note 4 – Fair value measurements of Notes to Consolidated Financial Statements for a further description of the fair value measurement of our short term investments).
The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements, certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper, puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade.” Our investment policy for marketable securities requires that all securities mature in five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less.
We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2018 and 2017 was $271 million and $122 million, respectively. This increase was due to our net purchase of $150 million of short-term investments.
We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income.
Interest Expense Risk
We are exposed to interest rate fluctuations in the normal course of our business, including through our Loan Agreement, if we borrow under our loan agreement, such borrowing would be subject to a variable interest rate.

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
In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2018, a 100 basis point increase or decrease in interest rates across all maturities would have resulted in approximately a $3.1 million increase or decrease in the fair market value of our portfolio. As of December 31, 2017, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $2.8 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2018, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
Exchange Rate Risk
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2018 and December 31, 2017, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $23 million and $25 million, respectively. Given recent uncertainty around the impending Brexit, we also considered the impact of an adverse change of 20% in the British pound. This alternative scenario (defined as 20% in the British pound and Asian currencies, and 10% in all other currencies) would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $24 million as of December 31, 2018. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” on page 32.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Alex Davern, and our Chief Financial Officer, Karen Rapp, have concluded that our  disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2018, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2 (5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20 (23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.27(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.28(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.29(31)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.29(32)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender.
10.30(33)	Offer Letter between the Company and Eric H. Starkloff dated October 23, 2018. *†
10.31(34)	Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to exhibit 3.1 filed with the Company’s Form 8-K on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.

(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(31)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
(32)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on May 1, 2018.
(33)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on October 31, 2018.
(34)	Incorporated by reference to exhibit 10.1 filed with the Company's Form 8-K on January 28, 2019.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 21, 2019	BY:	/s/ Alex M. Davern
Alex M. Davern
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

Signature	Capacity in Which Signed	Date

/s/ Alex M. Davern	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2019
Alex M. Davern

/s/ Karen Rapp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2019
Karen Rapp

/s/ John C. Roiko	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
John C. Roiko

/s/ Michael E. McGrath	Chairman of the Board	February 21, 2019
Michael E. McGrath

/s/ Gerhard P. Fettweis	Director	February 21, 2019
Dr. Gerhard P. Fettweis

/s/ John M. Berra	Director	February 21, 2019
John M. Berra

/s/ Jeffrey L. Kodosky	Director	February 21, 2019
Jeffrey L. Kodosky

/s/ Duy-Loan T. Le	Director	February 21, 2019
Duy-Loan T. Le

/s/ Charles J. Roesslein	Director	February 21, 2019
Charles J. Roesslein

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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
Austin, Texas
February 21, 2019

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of National Instruments Corporation
Opinion on Internal Control over Financial Reporting
We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Austin, Texas

February 21, 2019

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

໿

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$259,386	$290,164
Short-term investments	271,396	121,888
Accounts receivable, net	242,955	248,825
Inventories, net	194,146	184,592
Prepaid expenses and other current assets	54,337	48,621
Total current assets	1,022,220	894,090
Property and equipment, net	245,201	249,715
Goodwill	264,530	266,783
Intangible assets, net	110,783	123,293
Other long-term assets	28,501	32,553
Total assets	$1,671,235	$1,566,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$48,388	$49,733
Accrued compensation	45,821	43,309
Deferred revenue - current	127,288	120,638
Other current liabilities	25,913	23,782
Other taxes payable	35,574	31,793
Total current liabilities	282,984	269,255
Deferred income taxes	25,457	33,609
Income tax payable - long-term	74,546	81,515
Liability for uncertain tax positions	9,775	10,158
Deferred revenue - long-term	32,636	33,742
Other long-term liabilities	7,479	10,134
Total liabilities	432,877	438,413
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,655,941 and 130,978,947 shares issued and outstanding, respectively	1,327	1,310
Additional paid-in capital	897,544	829,979
Retained earnings	356,418	313,241
Accumulated other comprehensive loss	(16,931)	(16,509)
Total stockholders’ equity	1,238,358	1,128,021
Total liabilities and stockholders’ equity	$1,671,235	$1,566,434

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
໿

	For the years ended December 31,
	2018	2017	2016

Net sales:
Product	$1,220,027	$1,173,476	$1,116,703
Software maintenance	139,105	115,910	111,476
Total net sales	1,359,132	1,289,386	1,228,179

Cost of sales:
Product	325,208	318,863	306,730
Software maintenance	8,519	9,461	6,391
Total cost of sales	333,727	328,324	313,121

Gross profit	1,025,405	961,062	915,058

Operating expenses:
Sales and marketing	482,576	477,921	461,236
Research and development	261,072	231,761	235,706
General and administrative	108,878	105,602	98,390
Total operating expenses	852,526	815,284	795,332

Operating income	172,879	145,778	119,726

Other income (expense):
Interest income	5,896	2,276	1,122
Net foreign exchange (loss) gain	(3,423)	892	(4,632)
Other income (expense), net	1,101	(1,566)	(1,581)
Income before income taxes	176,453	147,380	114,635
Provision for income taxes	21,396	94,969	31,901

Net income	$155,057	$52,411	$82,734

Basic earnings per share	$1.17	$0.40	$0.64

Weighted average shares outstanding - basic	131,987	130,300	128,453

Diluted earnings per share	$1.16	$0.40	$0.64

Weighted average shares outstanding - diluted	133,274	131,387	129,008

Dividends declared per share	$0.92	$0.84	$0.80
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

໿

	For the years ended December 31,
	2018	2017	2016

Net income	$155,057	$52,411	$82,734
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(9,768)	24,470	(5,697)
Unrealized (loss) gain on securities available-for-sale	(378)	(120)	210
Unrealized gain (loss) on derivative instruments	12,525	(9,488)	13,166
Other comprehensive income, before tax	2,379	14,862	7,679
Tax provision (benefit) related to items of other comprehensive income	2,801	(3,250)	4,210
Other comprehensive (loss) income, net of tax	(422)	18,112	3,469
Comprehensive income	$154,635	$70,523	$86,203

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Net income	$155,057	$52,411	$82,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,667	72,695	73,390
Stock-based compensation	37,616	29,145	25,832
Tax benefit from deferred income taxes	(11,738)	(5,774)	(5,430)
Purchase price adjustment	—	—	1,585
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	8,446	(15,269)	(14,131)
Inventories	(10,642)	10,154	(9,205)
Prepaid expenses and other assets	12,628	1,971	17,421
Accounts payable and accrued expenses	(3,976)	1,584	(2,506)
Deferred revenue	19,061	1,791	8,864
Taxes, accrued compensation, and other current liabilities	(2,539)	75,734	21,645
Net cash provided by operating activities	274,580	224,442	200,199

Cash flow from investing activities:
Capital expenditures	(34,659)	(30,256)	(44,425)
Capitalization of internally developed software	(14,208)	(41,662)	(31,859)
Additions to other intangibles	(5,399)	(2,384)	(2,342)
Acquisitions, net of cash received	(5,534)	—	(549)
Purchases of short-term investments	(313,726)	(87,735)	(39,097)
Sales and maturities of short-term investments	163,530	39,627	47,769
Net cash used in investing activities	(209,996)	(122,410)	(70,503)

Cash flow from financing activities:
Proceeds from revolving line of credit	—	—	15,000
Principal payments on revolving line of credit	—	(25,000)	(27,000)
Proceeds from issuance of common stock	31,601	29,094	28,907
Repurchase of common stock	—	—	(5,635)
Dividends paid	(121,537)	(109,551)	(102,897)
Other	(907)	(842)	—
Net cash used in financing activities	(90,843)	(106,299)	(91,625)

Effect of exchange rate changes on cash	(4,519)	9,148	(3,917)

Net change in cash and cash equivalents	(30,778)	4,881	34,154
Cash and cash equivalents at beginning of period	290,164	285,283	251,129
Cash and cash equivalents at end of period	$259,386	$290,164	$285,283
Supplemental disclosures:
Interest paid	$78	$478	$520
Income taxes paid	$32,786	$38,033	$2,902

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

໿

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2015	127,471,604	1,275	717,705	400,831	(38,090)	1,081,721
Net income	—	—	—	82,734	—	82,734
Other comprehensive income, net of tax	—		—	—	3,469	3,469
Issuance of common stock under employee plans, including tax benefits	1,894,151	19	28,888	—	—	28,907
Stock-based compensation	—	—	25,920	—	—	25,920
Business acquisition	44,004	—	—			—
Repurchase of common stock	(206,780)	(2)	(1,167)	(4,466)		(5,635)
Dividends paid	—	—	—	(102,897)	—	(102,897)
Disqualified dispositions	—	—	—	—	—	—
Balance at December 31, 2016	129,202,979	1,292	771,346	376,202	(34,621)	1,114,219
Net income	—	—	—	52,411	—	52,411
Other comprehensive income, net of tax	—		—	—	18,112	18,112
Issuance of common stock under employee plans, including tax benefits	1,775,968	18	29,076	—	—	29,094
Stock-based compensation	—	—	29,557	—	—	29,557
Business acquisition	—	—	—			—
Adoption of ASU 2016-16	—	—	—	(5,821)		(5,821)
Dividends paid	—	—	—	(109,551)	—	(109,551)
Balance at December 31, 2017	130,978,947	$1,310	$829,979	$313,241	$(16,509)	$1,128,021
Net income	—	—	—	155,057	—	155,057
Other comprehensive income, net of tax	—		—	—	(422)	(422)
Issuance of common stock under employee plans, including tax benefits	1,676,994	17	30,677	—	—	30,694
Stock-based compensation	—	—	36,888	—	—	36,888
Adoption of ASU 2014-09	—	—	—	9,657	—	9,657
Dividends paid	—	—	—	(121,537)	—	(121,537)
Balance at December 31, 2018	132,655,941	$1,327	$897,544	$356,418	$(16,931)	$1,238,358
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies
National Instruments Corporation is a Delaware corporation. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third party devices to create automated test and automated measurement systems. Our software-centric approach helps our customers quickly and cost-effectively design, prototype and deploy custom-defined solutions for their design, control and test application needs. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and generally is not known to us.

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
Revenue Recognition
On January 1, 2018, we adopted the new revenue standard using the modified retrospective transition method. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical GAAP.

Impact of adopting Topic 606

A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard. The impact of adopting the new revenue standard for the year ended December 31, 2018 is further discussed under "Recently Adopted Accounting Pronouncements" beginning on page F-16.
Revenue recognition under Topic 606
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

Performance Obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically estimated
Product revenue
Modular hardware	When customer obtains control of the product (point-in-time)	Within 30-90 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When software media is delivered to customer or made available for download electronically, and the applicable license period has begun (point-in-time)	Within 30-90 days of the beginning of license period	Established pricing practices for software licenses bundled with maintenance, which are separately observable in renewal transactions
Extended hardware warranty	Ratably over the course of the support contract (over time)	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions
Other related support offerings	As work is performed (over time) or course is delivered (point-in-time)	Within 30-90 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance revenue
Software maintenance	Ratably over the course of the support contract (over time)	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions

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

Our products are generally sold with a right of return which is accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. During the first quarter of 2018, we began to reclassify our allowance for sales returns to
"other current liabilities" from "accounts receivable, net" due to the adoption of ASU 2014-09. Changes to our estimated variable consideration were not material for the periods presented.

Contract Balances
Timing of revenue recognition may differ from the timing of payment from customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the year ended December 31, 2018, amounts recognized related to unbilled receivables were not material.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with efficient and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a maintenance service term with revenue recognized ratably over the contract period.
Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts of $3.5 million and $2.9 million at December 31, 2018 and 2017, respectively. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2016	Allowance for doubtful accounts	$2,498	$1,052	$1,683	$1,867
2017	Allowance for doubtful accounts	$1,867	$1,383	358	$2,892
2018	Allowance for doubtful accounts	$2,892	$1,135	537	$3,490
Contract Liabilities
We recognize contract liabilities, presented in our Consolidated Balance Sheet as "Deferred revenue" when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. Refer to Note 2 - Revenue for additional information, including changes in our contract liability during the year ended December 31, 2018.
Refund Liability
A refund liability for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns refund liability. Our sales return refund liability was $2.3 million and $2.1 million at December 31, 2018 and 2017, respectively. As further discussed on page F-16 below, we adopted the new revenue standard on January 1, 2018 using the modified retrospective method. Under the modified retrospective method of adoption, we did not adjust our comparative periods to reflect the adoption of the new revenue standard. In accordance with the new revenue standard, our sales return refund liability as of December 31, 2018 was presented in "Other Current Liabilities" on our balance sheet. Our sales return refund liability as of December 31, 2017 was presented in "Accounts Receivable, net" on our balance sheet.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Capitalized incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs to obtain a contract were not material during the periods presented and are included in other long-term assets on our consolidated balance sheets. The net effect of capitalization and amortization of these costs was not material to our results of operating during the periods presented.
Shipping and handling costs
Our shipping and handling costs charged to customers are included in net sales, and the associated expense is recorded in cost of sales.
Cash and cash equivalents
Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less at the date of acquisition.
Investments
We value our available-for-sale debt instruments based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale debt investments. Short-term investments consist of available-for-sale debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments have contractual maturities of less than 40 months.
Our investments in debt securities are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
The fair value of our short-term investments in debt securities at December 31, 2018 and December 31, 2017 was $271 million and $122 million, respectively. The increase was due to the net purchase of $150 million of short-term investments. We had $5 million U.S. dollar equivalent of corporate bonds that were denominated in Euro at December 31, 2018.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. In addition, we from time to time make equity investments in non-publicly traded companies. Equity investments in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Our proportionate share of income or loss is recorded in "Other income (expense), net "in the Consolidated Statement of Income. All other non-marketable equity investments do not have readily determinable fair values and are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. We periodically review our non-marketable equity investments for other-than-temporary declines in fair value and write-down specific investments to their fair values when we determine that an other-than-temporary decline has occurred. Our non-marketable equity investments were not material at December 31, 2018 and 2017.
We did not identify or record any other-than-temporary impairments on our investments securities during 2018, 2017, and 2016.

Inventories, net
Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
Inventory is shown in the table below net of adjustment for excess and obsolete inventories of $15.4 million, $16.4 million and $12.6 million at December 31, 2018, 2017 and 2016, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2016	Adjustment for excess and obsolete inventories	$10,054	$5,793	$3,208	$12,639
2017	Adjustment for excess and obsolete inventories	$12,639	$7,130	3,322	$16,447
2018	Adjustment for excess and obsolete inventories	$16,447	$7,870	8,932	$15,385
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
Leasehold improvements are amortized over the shorter of the life of the lease or the asset.
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
Effective for the annual goodwill impairment test for 2018 and for future testing, we performed the required annual testing  as of November 30 of each year rather than on February 28.  In anticipation of this change, we reperformed our annual goodwill impairment test as of November 30, 2017 and determined that it was more likely than not that the estimated fair value for the reporting unit exceeded the carrying amount and that no impairment existed from February 28 to November 30, 2017. We performed our annual goodwill impairment testing as of November 30, 2018 and determined that no impairment existed. We do not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor do we expect that it will result in any delay, acceleration or impact to the results of the impairment testing. We believe this date is preferable because it aligns with the timing of our annual planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods.
No impairment of goodwill was identified during 2018 and 2017. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk
We maintain cash and cash equivalents with various financial institutions located in many countries throughout the world. At December 31, 2018, we had $531 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The most significant of our operating accounts was our Malaysian Citibank operating account which held approximately $19 million or 7% of our total cash and cash equivalents at a bank that carried Baa1/BBB+/A ratings at December 31, 2018.
The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2018 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$76.2	$183.2	$259.4
	29%	71%
Short-term Investments	$236.9	$34.5	$271.4
	87%	13%
Cash, Cash Equivalents and Short-term Investments	$313.1	$217.7	$530.8
	59%	41%
The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in  five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less. (See Note 3 – Short-term investments in Notes to Consolidated Financial Statements for further discussion and analysis of our investments).
Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3% of sales for the years ended December 31, 2018, 2017, and 2016, respectively. The largest trade account receivable from any individual customer at December 31, 2018 was approximately $3.3 million.
Key supplier risk
Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are available through sole or limited sources. Supply shortages or quality problems in connection with these key items could require us to procure items from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of a suppliers' performance, grading key suppliers in critical areas such as quality and “on-time” delivery.

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
The warranty reserve for the years ended December 31, 2018, 2017, and 2016 was as follows:

(In thousands)
	2018	2017	2016
Balance at the beginning of the year	$2,846	$2,686	$1,755
Accruals for warranties issued during the year	3,026	2,644	2,454
Accruals related to pre-existing warranties	389	274	1,258
Settlements made (in cash or in kind) during the year	(3,088)	(2,758)	(2,781)
Balance at the end of the year	$3,173	$2,846	$2,686
Loss contingencies
We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.
Advertising expense
We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016 was $8 million, $11 million, and $12 million, respectively.
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

Income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. We account for GILTI in deferred taxes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense.
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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2018, 2017, and 2016 are as follows:

	Years ended December 31,
(In thousands)	2018	2017	2016
Weighted average shares outstanding-basic	131,987	130,300	128,453
Plus: Common share equivalents
RSUs	1,287	1,087	555
Weighted average shares outstanding-diluted	133,274	131,387	129,008
Stock awards to acquire 11,352 shares, 32,400 shares, and 10,900 shares for the years ended December 31, 2018, 2017, and 2016, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
Stock-based compensation
We account for stock-based compensation plans, which are more fully described in Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans, using a fair-value method and recognize the expense in our Consolidated Statement of Income.
Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2018, 2017, and 2016 was $155 million, $71 million and $86 million, respectively.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

On January 1, 2018, we adopted the new revenue standard using the modified retrospective transition method. Under this method, we evaluated all contracts that were not completed at the beginning of 2018 as if those contracts had been accounted for under the new revenue standard. We did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical GAAP. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard.

Impact of Adopting the New Revenue Standard
We do not expect the impact of the adoption of the new revenue standard to be material to our operating results on an ongoing basis. A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities. Historically, we have had to defer revenue for certain types of licenses arrangements and recognize revenue for such licenses ratably over the license term. Under the new revenue standard, we are no longer required to establish vendor-specific objective evidence ("VSOE") to recognize software license revenue separately from the other elements, and we are able to recognize all software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term.

Under the modified retrospective method of adoption, we evaluated all contracts that were not completed at the beginning of 2018 as if those contracts had been accounted for under the new revenue standard. We did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below.

The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

(In thousands)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	248,825	$2,399	251,224
Other long-term assets	32,553	1,065	33,618

Liabilities and Stockholders' Equity
Deferred revenue - current	120,638	(9,067)	111,571
Deferred revenue - long-term	33,742	(997)	32,745
Other current liabilities	23,782	2,100	25,882
Deferred income taxes	33,609	1,771	35,380
Retained earnings	313,241	$9,657	322,898

The following tables present the amounts by which financial statement line items were affected in the current period due to the adoption of ASU 2014-09. Our historical net cash flows are not impacted by this accounting change.

(In thousands)	For the year ended December 31, 2018
Increase / (Decrease)
Consolidated Statements of Income*
Products	7,911
Total net sales	7,911
Operating Expenses	(153)
Operating Income	8,064
Provision for income taxes	1,299
Net income	6,765
* Excludes line items that were not materially affected by our adoption of ASU 2014-09.

(In thousands)	December 31, 2018
Increase / (Decrease)
Consolidated Balance Sheet
Assets
Accounts receivable, net	2,093
Other long-term assets	1,220

Liabilities and Stockholders' Equity
Deferred revenue - current	(13,807)
Deferred revenue - non-current	(4,417)
Other current liabilities	3,399
Deferred income taxes	1,771
Retained earnings	16,367
* Excludes line items that were not materially affected by our adoption of ASU 2014-09.

Other Recently Adopted Accounting Pronouncements

We also adopted the following accounting pronouncements as of January 1, 2018 which did not have a material impact on our financial statements:

•	ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business

•	ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash

•	ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Liabilities

Recently Issued Accounting Pronouncements

Lease Accounting

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases. and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended, (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new lease standard became effective for us on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

We have completed a qualitative and quantitative assessment of our lease portfolio and are in the process of finalizing our entries to record the impact of initial adoption. Upon adoption we expect to recognize lease liabilities of approximately $53 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. We also expect to reclassify approximately $19 million related to prepaid leasehold land from "Property, plant, and equipment, net" to "ROU Assets" as a result of adopting the ASU.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our office leases.

Other Recently Issued Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. We adopted this guidance in our fiscal year beginning January 1, 2019. We do not expect the adoption of the ASU will have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 from the goodwill impairment test, which previously measured an impairment loss by comparing the implied fair value of goodwill with its carrying amount. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the effect of the adoption of this ASU, but anticipate that the adoption will not have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect that the adoption of the ASU will not have a material impact on our financial statements.

Note 2 - Revenue

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada and Latin America), EMEIA (Europe, Middle East, India and Africa) and APAC (Australia, Japan, Korea, New Zealand, Southeast Asia and China). Total net sales based on the disaggregation criteria described above are as follows:

		Year Ended December 31,
	2018
(In thousands)
Net sales:	Point-in-Time	Over Time	Total
Americas	$451,047	$87,341	$538,388
EMEIA	356,070	76,907	432,977
APAC	355,024	32,743	387,767
Total net sales (1)	$1,162,141	$196,991	$1,359,132
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers. See Note 5 - Derivative instruments and hedging activities for more information on the impact of our hedging activities on our results of operations

Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years Ended December 31,
	2018	2017 (1)	2016 (1)
Net sales:
Americas	$538,388	$504,626	$482,039
EMEIA	432,977	408,625	389,843
APAC	387,767	376,135	356,297
Total	$1,359,132	$1,289,386	$1,228,179
(1) As discussed in Note 1 - Operations and summary of significant accounting policies, prior periods have not been adjusted for adoption of ASU 2014-09

Information about Contract Balances

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

Changes in deferred revenue, current and long-term, during the twelve months ended December 31, 2018 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2017	$154,380
Impact of adopting new revenue standard	(10,064)
Deferred Revenue at January 1, 2018	$144,316
Deferral of revenue billed in current period, net of recognition	125,198
Recognition of revenue deferred in prior periods	(106,138)
Foreign currency translation impact	(3,452)
Balance as of December 31, 2018	$159,924

For the twelve months ended December 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the twelve months ended December 31, 2018, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $56.9 million as of December 31, 2018. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of December 31, 2018, we expect to recognize approximately 48% of the revenue related to these unsatisfied performance obligations during 2019, 30% during 2020, and 22% thereafter.

Practical Expedients

As discussed in Note 1 - Operations and summary of significant accounting policies and elsewhere in Note 2 - Revenue, we have elected the following practical expedients in accordance with the new revenue standard:

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments
The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$235,045	$726	$(1,298)	$234,473
U.S. treasuries and agencies	36,932	2	(11)	36,923
Short-term investments	$271,977	$728	$(1,309)	$271,396

(In thousands)	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$120,341	$182	$(395)	$120,128
Time deposits	1,760	—	—	1,760
Short-term investments	$122,101	$182	$(395)	$121,888
The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2018
	Adjusted Cost	Fair Value
Due in less than 1 year	$146,127	$145,960
Due in 1 to 5 years	125,850	125,436
Total available-for-sale debt securities	$271,977	$271,396

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$109,195	$109,037
U.S. treasuries and agencies	36,932	36,923
Total available-for-sale debt securities	$146,127	$145,960

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	125,850	125,436
Total available-for-sale debt securities	$125,850	$125,436
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
Level 3 – Inputs that are not based on observable market data

Assets and liabilities measured at fair value on a recurring basis are summarized below:
໿

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,094	$62,094	$—	$—
Corporate notes and bonds	9,979	—	9,979	—
Short-term investments available for sale:
Corporate bonds	234,473	—	234,473	—
U.S. treasuries and agencies	36,923	—	36,923	—
Derivatives	9,369	—	9,369	—
Total Assets	$352,838	$62,094	$290,744	$—

Liabilities
Derivatives	$(1,483)	—	(1,483)	—
Total Liabilities	$(1,483)	$—	$(1,483)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$61,423	$61,423	$—	$—
U.S. treasuries and agencies	39,461	—	39,461	—
Short-term investments available for sale:
Corporate bonds	120,128	—	120,128	—
Time deposits	1,760	1,760	—	—
Derivatives	7,232	—	7,232	—
Total Assets	$230,004	$63,183	$166,821	$—

Liabilities
Derivatives	$(12,743)	$—	$(12,743)	$—
Total Liabilities	$(12,743)	$—	$(12,743)	$—
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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2018. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2018.
Our short-term investments do not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.
We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017.  The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.
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
We have operations in approximately 50 countries. Sales outside of the Americas accounted for approximately 60%, 61%, and 61% of our net sales during the years ended December 31, 2018, 2017, and 2016, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange gain (loss)”. Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.
We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2018	As of December 31, 2017
Chinese yuan	$45,520	$39,197
Euro	134,654	177,406
Japanese yen	15,141	22,857
Hungarian forint	35,384	41,296
British pound	9,948	9,931
Malaysian ringgit	27,778	28,287
Korean won	$8,331	$—
Total forward contracts notional amount	$276,756	$318,974
The contracts in the foregoing table had contractual maturities of 24 months or less as of December 31, 2018 and December 31, 2017.
At December 31, 2018, we expect to reclassify $6.6 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.2 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $0.2 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2018. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
The gains and losses recognized in earnings due to hedge ineffectiveness were not material for fiscal years 2018, 2017, and 2016 and are included as a component of net income.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of December 31, 2018 and December 31, 2017, we held foreign currency forward contracts with a notional amount of $71 million and $63 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.
Fair Values of Derivative Instruments:

	Asset Derivatives
	December 31, 2018		December 31, 2017
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,594	Prepaid expenses and other current assets	$4,707

Foreign exchange contracts - LT forwards	Other long-term assets	1,380	Other long-term assets	2,339
Total derivatives designated as hedging instruments		$8,974		$7,046

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$395	Prepaid expenses and other current assets	$187
Total derivatives not designated as hedging instruments		$395		$187

Total derivatives		$9,369		$7,233

	Liability Derivatives
	December 31, 2018		December 31, 2017
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(662)	Other current liabilities	$(7,487)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(191)	Other long-term liabilities	(3,959)
Total derivatives designated as hedging instruments		$(853)		$(11,446)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(630)	Other current liabilities	$(1,297)
Total derivatives not designated as hedging instruments		$(630)		$(1,297)

Total derivatives		$(1,483)		$(12,743)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2018 and 2017, respectively:

December 31, 2018
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$17,422	Net sales	$(210)	Net foreign exchange gain (loss)	$—

Foreign exchange contracts - forwards	(2,591)	Cost of sales	680	Net foreign exchange gain (loss)	—

Foreign exchange contracts - forwards	(2,306)	Operating expenses	916	Net foreign exchange gain (loss)	—
Total	$12,525		$1,386		$—

December 31, 2017
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts - forwards	$(22,788)	Net sales	$(544)	Net foreign exchange gain (loss)	$—

Foreign exchange contracts - forwards	6,968	Cost of sales	(1,165)	Net foreign exchange gain (loss)	—

Foreign exchange contracts - forwards	6,332	Operating expenses	(1,239)	Net foreign exchange gain (loss)	—
Total	$(9,488)		$(2,948)		$—

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2018	December 31, 2017
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$343	$(5,891)

Total		$343	$(5,891)
Gains or losses recognized in OCI on the effective portion of our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 6 – Inventories
Inventories, net at December 31, 2018 and December 31, 2017 consist of the following:

(In thousands)	December 31, 2018	December 31, 2017

Raw materials	$98,346	$91,513
Work-in-process	9,306	8,938
Finished goods	86,494	84,141
Total	$194,146	$184,592
Note 7 – Property and equipment
Property and equipment at December 31, 2018 and December 31, 2017, consist of the following:

(In thousands)	December 31, 2018	December 31, 2017

Land	$32,967	$33,016
Buildings	218,289	217,533
Furniture and equipment	388,102	368,107
	639,358	618,656
Accumulated depreciation	(394,157)	(368,941)
Total, net	$245,201	$249,715
Depreciation expense for the years ended December 31, 2018, 2017, and 2016, was $37 million, $40 million and $40 million, respectively.
໿
Note 8 – Intangible assets
Intangible assets at December 31, 2018 and December 31, 2017 are as follows:

(In thousands)	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$123,842	$(49,299)	$74,543	$116,691	$(30,345)	$86,346
Acquired technology	92,236	(84,962)	7,274	96,198	(87,341)	8,857
Patents	34,427	(21,725)	12,702	33,163	(19,931)	13,232
Other	46,437	(30,173)	16,264	45,565	(30,707)	14,858
Total	$296,942	$(186,159)	$110,783	$291,617	$(168,324)	$123,293
Software development costs capitalized in 2018, 2017, and 2016 were $15 million, $43 million, and $33 million, respectively, and related amortization expense was $27 million, $22 million, and $19 million, respectively. Capitalized software development costs for the years ended December 31, 2018, 2017, and 2016 included costs related to stock based compensation of $0.7 million, $1.8 million and $1.3 million, respectively. The related amounts in the table above are net of fully amortized assets.
Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $35 million, $34 million, and $35 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average useful lives of 2.9 years, 1.8 years, 2.3 years, and 4.7 years, respectively, as of December 31, 2018. The estimated future amortization expense related to intangible assets as of December 31, 2018 was as follows:

Amount
(In thousands)
2019	$35,753
2020	30,536
2021	21,373
2022	7,121
2023	1,923
Thereafter	14,077
Total	$110,783
Note 9 – Goodwill
A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2016	$253,197
Foreign currency translation impact	13,586
Balance as of December 31, 2017	$266,783
Acquisitions	2,819
Foreign currency translation impact	(5,072)
Balance as of December 31, 2018	$264,530
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2018.  No impairment of goodwill was identified during 2018 and 2017. Goodwill is deductible for tax purposes in certain jurisdictions.
Note 10 – Income taxes
The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Domestic	$56,068	$46,308	$43,418
Foreign	120,385	101,072	71,217
Total	$176,453	$147,380	$114,635

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Current tax expense:
U.S. federal	$15,898	$91,043	$13,579
State	2,963	348	1,251
Foreign	14,273	9,352	22,631
Total current	$33,134	$100,743	$37,461
Deferred tax benefit:
U.S. federal	$(10,724)	$(4,796)	$2,373
State	1,134	(151)	323
Foreign	(2,148)	(827)	(8,126)
Total deferred	$(11,738)	$(5,774)	$(5,430)
Change in valuation allowance	—	—	(130)
Total provision	$21,396	$94,969	$31,901
Deferred tax liabilities (assets) at December 31, 2018 and 2017 were as follows:

(In thousands)	December 31,
	2018	2017
Capitalized software	$16,756	$18,361
Depreciation and amortization	12,964	12,927
Intangible assets	13,492	11,647
Cumulative translation adjustment on undistributed earnings	—	385
Unrealized exchange gain	—	1,338
Unrealized gain on derivative instruments	1,871	—
Undistributed earnings of foreign subsidiaries	3,449	5,330
Gross deferred tax liabilities	48,532	49,988
Operating loss carryforwards	(83,013)	(81,701)
Vacation and other accruals	(5,391)	(6,242)
Inventory valuation and warranty provisions	(2,576)	(2,279)
Doubtful accounts and sales provisions	(890)	(804)
Unrealized exchange loss	(1,735)	—
Deferred revenue	(8,199)	(7,316)
Accrued expenses	(848)	(495)
Unrealized loss on derivative instruments	—	(924)
Global intangible low-taxed income	(4,339)	—
Stock-based compensation	(5,216)	(4,540)
Research and development tax credit carryforward	(258)	(297)
Capital loss carryforward	(250)	(463)
Foreign tax credit carryforward	(42)	(130)
Cumulative translation adjustment on undistributed earnings	(912)	—
Other	(1,776)	(1,118)
Gross deferred tax assets	(115,445)	(106,309)
Valuation allowance	79,624	77,504
Net deferred tax liability	$12,711	$21,183

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21%	35%	35%
Foreign taxes greater (less) than federal statutory rate	(4)	(12)	(7)
Research and development tax credits	(2)	(3)	(3)
Enhanced deduction for certain research and development expenses	(4)	(3)	(2)
State income taxes, net of federal tax benefit	2	—	1
Employee share-based compensation	—	—	1
Change in intercompany prepaid tax asset	(1)	(2)	1
Foreign-derived intangible income deduction	(1)	—	—
Global intangible low-taxed income inclusion ("GILTI")	2	—	—
Amortization of intangible assets	—	1	1
Remeasurement of U.S. deferred tax balance	—	(10)	—
Transition tax on deferred foreign income	1	54	—
Global intangible low-taxed income deferred	(2)	—	—
Foreign tax on undistributed foreign earnings	(1)	3	—
Other	1	1	1
Effective tax rate	12%	64%	28%
The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the "Act"). The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of electing to account for GILTI in deferred taxes. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by 2.4%.

SAB 118 Measurement Period

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income ("GILTI"). As of December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, we reduced the provisional amounts recorded at December 31, 2017 by $4.2 million and included these adjustments as a reduction of income tax expense from continuing operations.

•
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As of December 31, 2017, the provisional benefit recorded related to the remeasurement of our deferred tax balance was $15.1 million. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, we reduced our provisional benefit by $0.6 million, which is included as a component of income tax expense from continuing operations.

•
Transition Tax: The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from US income taxes. As of December 31, 2017, we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $79.7 million. We recorded a provisional amount of $5.3 million for foreign withholding and distribution taxes on earnings as of December 31, 2017 as these earnings are not expected to be indefinitely reinvested. We have not provided additional income taxes for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable.

Upon further analysis of the Act and Notices and regulations issued and proposed by the United States Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We increased our December 31, 2017 provisional amount by $2.1 million, which is included as a component of income tax expense from continuing operations. We have elected to pay our transition tax over the eight-year period provided in the Act. As of December 31, 2018, the remaining balance of our transition tax obligation is $81.6 million, which will be paid over the next seven years. We have also reduced our foreign withholding and distribution taxes on these earnings by $1.6 million. In addition, we have reduced our unrecognized tax benefits related to these earnings by $1.2 million to account for the effects of the transition tax.

•
Global Intangible Low-Taxed Income (GILTI): The Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provisions of GILTI as of December 31 2017, we recorded no GILTI-related deferred amounts in 2017. After further consideration in the current year, we have elected to account for GILTI in deferred taxes. In 2018, we recorded additional deferred tax assets as a net $4.1 million deferred tax benefit related to GILTI in deferred taxes.

As of December 31, 2018, we had a federal capital loss carryforward of $1.1 million which expires during the years 2019 to 2021, and federal tax credit carryforwards of $0.3 million which expire during the years 2021 to 2034. Certain of these carryforwards are subject to limitations following a change in ownership.
As of December 31, 2018, 12 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $902.1 million, of which $895.7 million expires during the years 2020 to 2038 and $6.4 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2018.
Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $4.0 million and $5.5 million for the years ended December 31, 2018 and 2017, respective1y. The impact of the tax holiday on a per share basis for the years ended December 31, 2018 and 2017 was a benefit of $0.03 and $0.04 per share, respectively.
We have not provided for foreign withholding taxes on approximately $7.6 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2018. These earnings would become subject to withholding taxes of approximately $1.0 million, if they were remitted to the parent company as dividends. We intend to permanently reinvest these undistributed earnings.
We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:
໿

(In thousands)	December 31, 2018	December 31, 2017
Balance at beginning of period	$10,158	$11,719
Additions based on tax positions related to the current year	1,486	1,763
Reductions for tax positions of prior years	(1,208)	—
Additions for tax positions of prior years	1,207	399
Reductions as a result of the closing of open tax periods	(1,868)	(3,723)
Balance at end of period	$9,775	$10,158

All of our unrecognized tax benefits at December 31, 2018 would affect our effective income tax rate if recognized. As of December 31, 2018, it is reasonably possible that we will recognize tax benefits in the amount of $3.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2018 and 2017, we recognized interest expense related to uncertain tax positions of approximately $0.6 million and $0.4 million, respectively.
The tax years 2009 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.   The Internal Revenue Service concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Note 11 – Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2018 and 2017, consisted of the following:
໿

	December 31, 2018
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2017	$(12,717)	$(782)	$(3,010)	$(16,509)
Current-period other comprehensive (loss) income	(9,768)	(378)	11,139	993
Reclassified from accumulated OCI into income	—	—	1,386	1,386
Income tax expense	—	(148)	(2,653)	(2,801)
Balance as of December 31, 2018	$(22,485)	$(1,308)	$6,862	$(16,931)

	December 31, 2017
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2016	$(37,174)	$(669)	$3,222	$(34,621)
Current-period other comprehensive income (loss)	24,470	(120)	(6,540)	17,810
Reclassified from accumulated OCI into income	—	—	(2,948)	(2,948)
Income tax (expense) benefit	(13)	7	3,256	3,250
Balance as of December 31, 2017	$(12,717)	$(782)	$(3,010)	$(16,509)

Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans
Authorized shares of common and preferred stock
Following approval by the Company’s Board of Directors and stockholders, on May 14, 2013, the Company’s certificate of incorporation was amended to increase the authorized shares of common stock by 180,000,000 shares to a total of 360,000,000 shares.  As a result of this amendment, the total number of shares which the Company is authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

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
Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 2,990,867 shares available for grant under the 2015 Plan at December 31, 2018.
During the year ended December 31, 2018, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.  Transactions under our 2010 Plan and 2015 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2015	2,886,741	$28.64
Granted	791,932	$28.02
Earned	(676,322)	$27.57
Canceled	(196,150)	$28.73
Outstanding at December 31, 2016	2,806,201	$28.76
Granted	1,205,920	$34.57
Earned	(666,786)	$28.05
Canceled	(192,371)	$29.73
Outstanding at December 31, 2017	3,152,964	$31.07
Granted	1,100,067	$48.42
Earned	(823,816)	$30.78
Canceled	(250,679)	$34.13
Outstanding at December 31, 2018	3,178,536	$36.91
Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $133.6 million as of December 31, 2018, related to 3,178,536 shares with a per share weighted average fair value of $36.91. We anticipate this expense to be recognized over a weighted average period of approximately 3.49 years .

Employee stock purchase plan
Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2018, we had 1,995,044 shares of common stock reserved for future issuance under this plan. We issued 872,853 shares under this plan in the year ended December 31, 2018. The weighted average purchase price of the shares under this plan was $36.20 per share. The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:
໿

	2018	2017	2016
Dividend yield	0.518%	0.650%	0.700%
Expected life	3 months	3 months	3 months
Expected volatility	24%	18%	22%
Risk-free interest rate	1.39%	0.48%	0.15%
Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2016	1,217,829	$5.37
2017	1,065,154	$6.80
2018	872,853	$8.97
During the year ended December 31, 2018, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Authorized Preferred Stock and Preferred Stock Purchase Rights Plan
We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2018.
Stock repurchases and retirements
From time to time, our Board of Directors has authorized a program to repurchase shares of our common stock depending on market conditions and other factors. We did not make any purchases under this program during each of the years ended December 31, 2018 and December 31, 2017. At December 31, 2018, there were 1,134,247 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.
See Note 19 - Subsequent events for additional information on our share repurchase program.
Note 13 – Employee retirement plan
We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2018 and 2017 and up to 6% of each participant's compensation during 2016. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.4 million, $9.5 million and $7.1 million in 2018, 2017, and 2016, respectively.

Note 14 – Segment information
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
We sell our products in three geographic regions which consist of Americas; Europe, Middle East, India, and Africa (EMEIA); and Asia-Pacific (APAC). Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 –Revenue of Notes to consolidated financial statements for total net sales by the major geographic areas in which we operate).
Based on the billing location of the customer, total sales outside the U.S. for years ended December 31, 2018, 2017, and 2016 were $859 million, $816 million, and $773 million, respectively.
Total property and equipment, net, outside the U.S. for the years ended December 31, 2018, 2017, and 2016 were $132 million, $132 million, and $133 million, respectively.

Note 15 - Debt
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
The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.0%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2018, we were in compliance with all applicable covenants in the Loan Agreement.
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

As of December 31, 2018, we had no outstanding borrowings under this line of credit. During the years ended December 31, 2018 and 2017, we incurred interest expense related to our outstanding borrowings of $0 and $457,000, respectively. As of December 31, 2018 and 2017, the weighted-average interest rate on the line of credit was 3.6% and 2.4%, respectively. These charges are included in "Other income (loss), net" in our Consolidated Statements of Income.
Note 16 – Commitments and Contingencies
We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2018, for each of the next five years are as follows:
໿

Amount
(In thousands)
2019	$19,597
2020	12,180
2021	7,986
2022	4,866
2023	3,869
Thereafter	12,650
Total	$61,148
Rent expense under operating leases was approximately $21 million for the year ended December 31, 2018, and $20 million for each of the years ended December 31, 2017, and 2016, respectively.
As of December 31, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.6 million over the next twelve months.
As of December 31, 2018, our outstanding guarantees for payment of customs and foreign grants were not material.
Note 17 – Litigation
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
Note 18 - Restructuring

During 2017 and 2018, we took steps to reduce our overall employee headcount by approximately 4% by the end of December 31, 2018, in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of any future headcount reductions will vary.
A summary of the charges in the consolidated statement of operations resulting from our restructuring activities during 2018 is shown below:

(In thousands)	Years Ended
	2018	2017
Cost of sales	$(150)	1,208
Research and development	1,890	2,990
Sales and marketing	10,655	10,968
General and Administration	1,702	1,898
Total restructuring and other related costs	$14,097	17,064

Total restructuring and other charges incurred during the year ended December 31, 2018 related to this initiative were $14.1 million primarily related to employee severance costs. A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2017	$5,408
Income statement expense	14,097
Cash payments	(15,999)
Balance as of December 31, 2018	$3,506

The restructuring liability of  $3.5 million at December 31, 2018  relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 19 – Subsequent events

On January 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on March 4, 2019, to stockholders of record on February 11, 2019.
On January 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased to 4 million shares.