Form 10-Q
period 2019-03-31
NATIONAL INSTRUMENTS CORP
filed 2019-05-01
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2019 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2019
Common Stock - $0.01 par value	131,866,173

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$228,766	$259,386
Short-term investments	251,297	271,396
Accounts receivable, net	215,012	242,955
Inventories, net	204,710	194,146
Prepaid expenses and other current assets	66,434	54,337
Total current assets	966,219	1,022,220
Property and equipment, net	228,164	245,201
Goodwill	262,384	264,530
Intangible assets, net	104,066	110,783
Operating lease right-of-use assets	70,861	—
Other long-term assets	39,644	28,501
Total assets	$1,671,338	$1,671,235
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$50,576	$48,388
Accrued compensation	35,148	45,821
Deferred revenue - current	130,336	127,288
Operating lease liabilities - current	16,088	—
Other current liabilities	27,807	25,913
Other taxes payable	28,001	35,574
Total current liabilities	287,956	282,984
Deferred income taxes	24,268	25,457
Liability for uncertain income tax positions	8,025	9,775
Income taxes payable - non-current	74,546	74,546
Deferred revenue - non-current	32,393	32,636
Operating lease liabilities - non-current	38,154	—
Other long-term liabilities	4,743	7,479
Total liabilities	470,085	432,877
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,866,173 shares and 132,655,941 shares issued and outstanding, respectively	1,319	1,327
Additional paid-in capital	910,602	897,544
Retained earnings	307,153	356,418
Accumulated other comprehensive loss	(17,821)	(16,931)
Total stockholders’ equity	1,201,253	1,238,358
Total liabilities and stockholders’ equity	$1,671,338	$1,671,235

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net sales:
Product	$277,702	$280,359
Software maintenance	33,372	31,538
Total net sales	311,074	311,897

Cost of sales:
Product	74,188	72,317
Software maintenance	1,887	2,206
Total cost of sales	76,075	74,523

Gross profit	234,999	237,374

Operating expenses:
Sales and marketing	117,551	120,117
Research and development	66,166	61,843
General and administrative	27,883	27,277
Total operating expenses	211,600	209,237

Operating income	23,399	28,137

Other income:
Interest income	2,234	1,015
Net foreign exchange gain	366	979
Other loss, net	(24)	(519)
Income before income taxes	25,975	29,612
Provision for income taxes	2,755	5,344

Net income	$23,220	$24,268

Basic earnings per share	$0.18	0.19

Weighted average shares outstanding - basic	132,252	131,127

Diluted earnings per share	$0.17	$0.18

Weighted average shares outstanding - diluted	133,367	132,624

Dividends declared per share	$0.25	$0.23

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income	$23,220	$24,268
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(3,067)	5,804
Unrealized gain (loss) on securities available-for-sale	1,175	(696)
Unrealized gain (loss) on derivative instruments	1,212	(3,771)
Other comprehensive (loss) gain, before tax	(680)	1,337
Tax benefit (expense) related to items of other comprehensive income	210	(872)
Other comprehensive (loss) gain, net of tax	(890)	2,209
Comprehensive income	$22,330	$26,477

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities:
Net income	$23,220	$24,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,012	17,436
Stock-based compensation	11,034	8,204
Tax expense from deferred income taxes	(1,650)	(2,046)
Changes in operating assets and liabilities	(8,469)	(7,879)
Net cash provided by operating activities	42,147	39,983

Cash flow from investing activities:
Capital expenditures	(10,936)	(8,115)
Capitalization of internally developed software	(2,279)	(7,668)
Additions to other intangibles	(106)	(2,855)
Payments to acquire equity-method investment	(9,784)	—
Purchases of short-term investments	(60,094)	(52,355)
Sales and maturities of short-term investments	81,151	10,211
Net cash used in investing activities	(2,048)	(60,782)

Cash flow from financing activities:
Proceeds from issuance of common stock	9,213	8,600
Repurchase of common stock	(46,404)	—
Dividends paid	(33,110)	(30,177)
Net cash used in financing activities	(70,301)	(21,577)

Effect of exchange rate changes on cash	(418)	2,577

Net change in cash and cash equivalents	(30,620)	(39,799)
Cash and cash equivalents at beginning of period	259,386	290,164
Cash and cash equivalents at end of period	$228,766	$250,365

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	March 31, 2019
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2018	132,655,941	$1,327	$897,544	$356,418	$(16,931)	$1,238,358
Net income	—	—	—	23,220	—	23,220
Other comprehensive loss, net of tax	—	—	—	—	(890)	(890)
Issuance of common stock under employee plans, including tax benefits	245,330	2	9,211	—	—	9,213
Stock-based compensation	—	—	10,866	—	—	10,866
Repurchase of common stock	(1,035,098)	(10)	(7,019)	(39,375)	—	(46,404)
Dividends paid (1)	—	—	—	(33,110)	—	(33,110)
Balance at March 31, 2019	131,866,173	$1,319	$910,602	$307,153	$(17,821)	$1,201,253

	March 31, 2018
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2017	$130,978,947	$1,310	$829,979	$313,241	$(16,509)	$1,128,021
Net income	—	—	—	24,268	—	24,268
Other comprehensive income, net of tax	—	—	—	—	2,209	2,209
Issuance of common stock under employee plans, including tax benefits	225,848	2	8,598	—	—	8,600
Stock-based compensation	—	—	8,166	—	—	8,166
Adoption of ASU 2014-09	—	—	—	8,619	—	8,619
Dividends paid (1)	—	—	—	(30,177)	—	(30,177)
Balance at March 31, 2018	131,204,795	1,312	846,743	315,951	(14,300)	1,149,706

(1) Cash dividends declared per share of common stock were $0.25 and $0.23 for the three month periods ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2019 and December 31, 2018, the results of our operations and comprehensive income for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018. Our operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended, (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new lease standard on January 1, 2019 and used the effective date as our date of initial adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for earlier periods.

We have completed a qualitative and quantitative assessment of our lease portfolio, in which the standard had a material impact on our consolidated balance sheet but did not have an impact on our consolidated income statement. Upon adoption, we recognized lease liabilities of approximately $52 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. Additionally, we also reclassified approximately $19 million from "Property, plant and equipment, net" to "Operating lease right-of-use assets" related to prepaid leasehold land.

The new standard provides a number of optional practical expedients in transition. We elected the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for our office leases.

The cumulative effects of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new lease standard were as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019

Assets
Property, plant and equipment, net	$245,201	$(18,606)	$226,595
Operating lease right-of-use assets	—	68,938	68,938

Liabilities and Stockholders' Equity
Operating lease liabilities, current	—	18,597	18,597
Operating lease liabilities, non-current	—	$33,853	$33,853
Other current liabilities	$25,913	$(2,118)	$23,795

Other Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. On January 1, 2019, we adopted the guidance in ASU 2017-12. Adoption did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.

In August 2018, the Securities and Exchange Commission ("SEC") issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning with our financial reporting for the quarter ended March 31, 2019.

In January 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings tax effects resulting from the Tax Cuts and Jobs Act (the "Act") related to items that the FASB refers to as having been stranded in accumulated other comprehensive income ("OCI"). We adopted ASU 2018-02 effective January 1, 2019, and we did not elect the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in accumulated OCI. The adoption of the new guidance did not have a material effect on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables and other financial instruments.  This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. We do not plan to adopt the ASU earlier than our required effective date of January 1, 2020. We expect that the adoption of the ASU will not have a material impact on our financial statements.

Summary of Significant Accounting Policies

As discussed above, we adopted the new lease standard as of January 1, 2019. The impact of this new guidance on our accounting policies and financial statements is described below. Additionally, in the first quarter of 2019, we granted performance-based restricted stock units to certain executives under our 2015 Equity Incentive Plan ("PRSUs"). The PRSU awards granted during the three months ended March 31, 2019 include a market condition as defined by ASC 718. The impact of the new equity awards on our accounting policies is described below. There were no other significant changes in our accounting policies during the three months ended March 31, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Stock-Based Compensation

Stock-based compensation costs are based on the fair value on the date of grant for all restricted stock units ("RSUs") and on the date of enrollment for the employee stock purchase plan. We recognize compensation expense ratably over the requisite service period of the awards. PRSUs are restricted stock unit awards that vest based on a market condition, currently our stockholder return relative to the total stockholder return of the constituents of the Russell 2000 Index at the end of a three-year performance period. Up to 200% of the full target number of shares subject to each PRSU award are eligible to be earned after the completion of the three-year performance period based on our total stockholder return relative to the total stockholder return of the Russell 2000 Index at the end of the performance period.

The fair values of RSUs are estimated using their market price on the date of grant. The fair values of employee stock purchase plans are estimated using the Black-Scholes option-pricing model. The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs is affected by our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the constituents of the Russell 2000 Index over the performance period.

Refer to Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans for additional information on our equity-based compensation programs.

Leases

We determine whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities (current and non-current) on our consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on their present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate we use our incremental borrowing rate based on the information available as of the commencement date. The operating lease ROU assets also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. For office leases we account for the lease and non-lease components as a single lease component. For certain leases, such as equipment and vehicles, we account for the lease and non-lease components separately. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. Refer to Note 8 - Leases for additional information on our leasing activities.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes RSUs, is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2019	2018
Weighted average shares outstanding-basic	132,252	131,127
Plus: Common share equivalents
RSUs	1,115	1,497
Weighted average shares outstanding-diluted	133,367	132,624

Stock awards to acquire 67,100 shares and 0 shares for the three months ended March 31, 2019 and 2018, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEIA (Europe, Middle East, India, and Africa) and APAC (Australia, New Zealand, Southeast Asia, China, South Korea and Japan). We operate as one operating segment.

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended March 31,
(In thousands)		(Unaudited)
	2019			2018

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$99,681	22,974	$122,655	$100,053	19,669	$119,722
EMEIA	79,122	19,685	98,807	86,907	18,505	105,412
APAC	81,450	8,162	89,612	78,685	8,078	86,763
Total net sales(1)	$260,253	50,821	$311,074	$265,645	46,252	$311,897
(1): Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities for more information on the impact of our hedging activities on our results of operations

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

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2019 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2018	$159,924
Deferral of revenue billed in current period, net of recognition	51,562
Recognition of revenue deferred in prior periods	(47,995)
Foreign currency translation impact	(762)
Balance as of March 31, 2019 (unaudited)	$162,729

For the three months ended March 31, 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2019, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $57 million as of March 31, 2019. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of March 31, 2019, we expect to recognize approximately 37% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 35% during 2020, and 28% thereafter.

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

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2019
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$203,851	$915	$(347)	$204,419
U.S. treasuries and agencies	46,852	27	(1)	46,878
Total Short-term investments	$250,703	$942	$(348)	$251,297

(In thousands)	As of December 31, 2018
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$235,045	$726	$(1,298)	$234,473
U.S. treasuries and agencies	36,932	2	(11)	36,923
Total Short-term investments	$271,977	$728	$(1,309)	$271,396

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2019
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$132,980	$133,008
Due in 1 to 5 years	117,723	118,289
Total available-for-sale debt securities	$250,703	$251,297

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$86,128	$86,130
U.S. treasuries and agencies	46,852	46,878
Total available-for-sale debt securities	$132,980	$133,008

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$117,723	$118,289
Total available-for-sale debt securities	$117,723	$118,289

Equity-Method Investments

The carrying value of our equity method investments was $13 million as of March 31, 2019. Our proportionate share of the income from equity-method investments was not material for the periods presented.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$57,584	$57,584	$—	$—
Short-term investments available for sale:
Corporate bonds	204,419	—	204,419	—
U.S. treasuries and agencies	46,878	—	46,878	—
Derivatives	10,753	—	10,753
Total Assets	$319,634	$57,584	$262,050	$—

Liabilities
Derivatives	$(1,461)	$—	$(1,461)	$—
Total Liabilities	$(1,461)	$—	$(1,461)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,094	$62,094	$—	$—
Corporate notes and bonds	9,979	—	9,979	—
Short-term investments available for sale:
Corporate bonds	234,473	—	234,473	—
Time deposits	36,923	—	36,923	—
Derivatives	9,369	—	9,369	—
Total Assets	$352,838	$62,094	$290,744	$—

Liabilities
Derivatives	$(1,483)	$—	$(1,483)	$—
Total Liabilities	$(1,483)	$—	$(1,483)	$—

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

Our derivatives consist of foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2019. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2019.

As of March 31, 2019, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in over 50 countries. Sales outside of the Americas accounted for approximately 61% and 62% of our net sales during the three months ended March 31, 2019 and 2018, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2019	As of December 31,
	(Unaudited)	2018
Chinese yuan	79,931	$45,520
Euro	141,484	134,654
Japanese yen	22,543	15,141
Hungarian forint	32,192	35,384
British pound	8,892	9,948
Malaysian ringgit	25,245	27,778
Korean won	13,608	8,331
Total forward contracts notional amount	$323,895	$276,756

The contracts in the foregoing table had contractual maturities of 21 months or less and 24 months or less at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, we expect to reclassify $7.3 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $(0.1) million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $(0.1) million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2019. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2019 and December 31, 2018, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $42 million and $71 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively.

	Asset Derivatives
	March 31, 2019		December 31, 2018
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,811	Prepaid expenses and other current assets	$7,594

Foreign exchange contracts - LT forwards	Other long-term assets	2,487	Other long-term assets	1,380
Total derivatives designated as hedging instruments		$10,298		$8,974

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$455	Prepaid expenses and other current assets	$395
Total derivatives not designated as hedging instruments		$455		$395

Total derivatives		$10,753		$9,369

	Liability Derivatives
	March 31, 2019		December 31, 2018
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(763)	Other current liabilities	$(662)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(225)	Other long-term liabilities	(191)
Total derivatives designated as hedging instruments		$(988)		$(853)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(473)	Other current liabilities	$(630)
Total derivatives not designated as hedging instruments		$(473)		$(630)

Total derivatives		$(1,461)		$(1,483)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three month periods ended March 31, 2019 and 2018, respectively:

March 31, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$1,800	Net sales	$1,745

Foreign exchange contracts - forwards	(270)	Cost of sales	20

Foreign exchange contracts - forwards	(318)	Operating expenses	29
Total	$1,212		$1,794

March 31, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(5,073)	Net sales	$(2,620)

Foreign exchange contracts - forwards	726	Cost of sales	341

Foreign exchange contracts - forwards	576	Operating expenses	456
Total	$(3,771)		$(1,823)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2019	March 31, 2018
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(228)	(1,761)

Total		$(228)	$(1,761)

໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2019	December 31,
(In thousands)	(Unaudited)	2018

Raw materials	$102,186	$98,346
Work-in-process	9,708	9,306
Finished goods	92,816	86,494
	$204,710	$194,146
໿

Note 7 – Intangible assets and goodwill

Intangible assets at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
(In thousands)	(Unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$125,857	$(55,785)	$70,072	$123,842	$(49,299)	$74,543
Acquired technology	91,901	(85,502)	6,399	92,236	(84,962)	7,274
Patents	34,542	(22,213)	12,329	34,427	(21,725)	12,702
Other	46,214	(30,948)	15,266	46,437	(30,173)	16,264
	$298,514	$(194,448)	$104,066	$296,942	$(186,159)	$110,783

Software development costs capitalized for the three month periods ended March 31, 2019 and 2018 were $2.4 million and $8.0 million, respectively, and related amortization expense was $6.9 million and $6.2 million, respectively. Capitalized software development costs for the three month periods ended March 31, 2019 and 2018 included costs related to stock based compensation of $0.1 million and $0.3 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.0 million and $8.4 million for the three month periods ended March 31, 2019 and 2018, respectively.

Goodwill

The carrying amount of goodwill as of March 31, 2019, was as follows:

Amount
(In thousands)
Balance as of December 31, 2018	$264,530
Foreign currency translation impact	(2,146)
Balance as of March 31, 2019 (unaudited)	$262,384

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

 No impairment of goodwill was identified during the three months ended March 31, 2019 or the twelve months ended December 31, 2018.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 95 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

(In thousands)	March 31, 2019
Operating Lease Cost (a)	$5,725
(a) includes variable and short-term lease costs

Supplemental cash flow information related to operating leases were as follows (unaudited):

(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,791

Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	6,334

Maturities of lease liabilities as of March 31, 2019 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2019 (Excluding the three months ended March 31, 2019)	$15,280
2020	15,295
2021	10,512
2022	7,573
2023	6,669
Thereafter	14,936
Total future minimum lease payments	70,265
Less imputed interest	(16,023)
Total	$54,242

Weighted Average Remaining Lease Term (years)
Operating Leases	5.22

Weighted Average Discount Rate
Operating Leases	6.0%

As of March 31, 2019, we have additional operating leases, that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $80 million at March 31, 2019 and December 31, 2018. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $8.0 million and $9.8 million of unrecognized tax benefits at March 31, 2019 and December 31, 2018, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.2 million for the three month period ended March 31, 2019, as a result of the tax positions taken during this period. We recorded a gross decrease in unrecognized tax benefits of $2.0 million for the three month period ended March 31, 2019 as a result of closing of open tax years. As of March 31, 2019, it is reasonably possible that we will recognize tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2019, we had approximately $0.7 million accrued for interest related to uncertain tax positions. The tax years 2012 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 11% and 18% for the three month period ended March 31, 2019 and 2018, respectively. For the three month period ended March 31, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income and nondeductible officer compensation. For the three month period ended March 31, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $1.0 million and $1.7 million for the three month periods ended March 31, 2019 and 2018, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2019 and March 31, 2018 were approximately $0.5 million and $0.6 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2019 and March 31, 2018 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three months ended March 31, 2019 and 2018, consisted of the following:

	March 31, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive income (loss)	(3,067)	1,175	3,006	1,114
Reclassified from accumulated OCI into income	—	—	(1,794)	(1,794)
Income tax benefit (expense)	—	(6)	216	210
Balance as of March 31, 2019	$(25,552)	$(127)	$7,858	$(17,821)

	March 31, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive income (loss)	5,804	(696)	(5,594)	(486)
Reclassified from accumulated OCI into income	—	—	1,823	1,823
Income tax benefit (expense)	—	(65)	(807)	(872)
Balance as of March 31, 2018	$(6,913)	$(1,413)	$(5,974)	$(14,300)
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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs, to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten year awards may accelerate based on the Company’s previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 2,705,610 shares available for grant under the 2015 Plan at March 31, 2019.

During the three month period ended March 31, 2019, we granted PRSUs to certain executives under our 2015 Plan. Refer to the "Summary of Significant Accounting Policies" in Note 1 - Basis of presentation for additional discussion regarding the impact of these new grants on our accounting policies and related estimates.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2019, we had 1,749,934 shares of common stock reserved for future issuance under this plan. We issued 245,110 shares under this plan in the three months ended March 31, 2019 and the weighted average purchase price of the shares issued was $37.59 per share. During the three months ended March 31, 2019, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2019.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased 1,035,098 shares of our common stock at a weighted average price per share of $44.83 during the three months ended March 31, 2019. We did not make any repurchases during the three months ended March 31, 2018. At March 31, 2019, there were 2,964,902 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

Based on the billing location of the customer, total sales outside the U.S. for the three months ended March 31, 2019 and 2018 were $198 million and $200 million, respectively. Total property and equipment, net, outside the U.S. was $115 million and $132 million as of March 31, 2019 and December 31, 2018. See Note 1 - Basis of presentation for additional information regarding the impact of the new lease accounting standard on our consolidated balance sheet.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2019, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of March 31, 2019, we had no outstanding borrowings under this line of credit. During the three month periods ended March 31, 2019 and 2018, we incurred no interest expense under this line of credit. As of March 31, 2019 and March 31, 2018, the weighted-average interest rate on the revolving line of credit was 3.7% and 3.0%, respectively.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2019	2018
Balance at the beginning of the period	$3,173	$2,846
Accruals for warranties issued during the period	626	729
Accruals related to pre-existing warranties	(133)	230
Settlements made (in cash or in kind) during the period	(515)	(784)
Balance at the end of the period	$3,151	$3,021

As of March 31, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.1 million over the next twelve months.  As of March 31, 2019, we had no outstanding guarantees for payment of customs and foreign grants, which are generally payable over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary.

A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2019	2018
Cost of sales	$—	28
Research and development	345	146
Sales and marketing	1,981	1,645
General and Administration	990	612
Total restructuring and other related costs	$3,316	2,431

A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2018	$3,506
Income statement expense	3,316
Cash payments	(3,178)
Balance as of March 31, 2019	$3,644

The restructuring  liability of  $3.6 million  at  March 31, 2019  relating  to  this restructuring activity  is  recorded  in the “accrued compensation” line item of the consolidated balance sheet.

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

Note 17 – Subsequent events

On April 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on June 3, 2019, to stockholders of record on May 13, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "intend to," "may," "will,” "project," “anticipate,” "continue," “are encouraged by,” or "estimate"; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 42, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion of our business and the risks attendant thereto.

Overview

For more than 40 years, National Instruments Corporation (the "Company", "we", "us" or "our") has enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform help support the success of our customers, employees, suppliers and stockholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value-added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% and 62% of our net sales during the three month periods ended March 31, 2019 and 2018, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See Note 2 – Revenue of Notes to consolidated financial statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three month period ended March 31, 2019, the average of the Global PMI was 50.7 which is indicative of expansion in the industrial sector, and the average of the new order element of the Global PMI was 50.0 which is a neutral reading. We are unable to predict whether the industrial economy, as measured by the PMI, will remain at or above the neutral reading of 50, strengthen or contract during the remainder of 2019.

We remain cautious about economic uncertainty indicated by the weakening PMI during early 2019. However, we are encouraged by our continuing commitment to disciplined execution of our long-term goals, reflected by recent improvements in our operational profitability. Additionally, we remain optimistic about our strategic objectives for the company and our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. Despite the weakening PMI, we continue to see growth in our orders above $20,000 which we believe reflects our focus on developing highly differentiated products, particularly for complex test and measurement systems. In the first quarter of 2019, we saw a 6% year over year decrease from orders under $20,000, which was offset by a 6% year over year increase from orders over $20,000.

Since the first quarter of 2017 we have been taking steps to reduce our overall employee headcount in an effort to shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We incurred $2 million in severance and other restructuring-related charges, net of tax during the three months ended March 31, 2019. The timing and scope of any future headcount reductions will vary.

During early 2019, we saw a slightly appreciated U.S dollar index with a mix of appreciation and devaluation in the currency markets where we do business. In the markets where we have our largest exposure to foreign currency, the Eurozone and China, the U.S. dollar appreciated against the Euro by approximately 2% and devalued against the Chinese yuan by approximately 2%. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three month period ended March 31, 2019. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

We have hedging programs in place to help mitigate the risks associated with foreign currency risks. However, there can be no assurance such hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See Note 5 – Derivative instruments and hedging activities of Notes to consolidated financial statements for additional details concerning hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2019	2018
Net sales:
Americas	39.4%	38.4%
EMEIA	31.8	33.8
APAC	28.8	27.8
Total net sales	100.0	100.0
Cost of sales	24.5	23.9
Gross profit	75.5	76.1
Operating expenses:
Sales and marketing	37.8	38.5
Research and development	21.3	19.8
General and administrative	9.0	8.7
Total operating expenses	68.0	67.1
Operating income	7.5	9.0
Other income (expense):
Interest income	0.7	0.3
Net foreign exchange loss	0.1	0.3
Other income, net	—	(0.2)
Income before income taxes	8.4	9.4
Provision for income taxes	0.9	1.7
Net income	7.5%	7.8%

  Figures may not sum due to rounding.

Results of Operations for the three month periods ended March 31, 2019 and 2018

Net Sales.  The following table sets forth our net sales for the three month periods ending March 31, 2019 and 2018 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2019	2018	Dollars	Percentage

Product sales	$277.7	$280.4	(2.7)	(1)%
Software maintenance sales	33.4	31.5	1.8	6%
Total net sales	$311.1	$311.9	(0.8)	—
Figures may not sum due to rounding.

Orders with a value greater than $20,000, increased by 6% year over year during the three months ended March 31, 2019, compared to the year over year increase of 7% in the three month period ended March 31, 2018. A significant factor in the continued expansion of our large orders in the three months ended March 31, 2019 was strong demand for our system-level offerings, particularly in applications related to semiconductor validation and production test. The increase in software maintenance sales was primarily related to recent growth in our software offerings, and consequently, billings for annual renewals of software maintenance programs during the trailing 12 months.

During the three month periods ended March 31, 2019 and 2018, large orders were 59% and 56% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three month periods ended March 31, 2019 and 2018 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2019	2018	Dollars	Percentage

Americas	$122.7	$119.7	2.9	2%
Percentage of total net sales	39.4%	38.4%

EMEIA	98.8	$105.4	(6.6)	(6)%
Percentage of total net sales	31.8%	33.8%

APAC	$89.6	$86.8	2.8	3%
Percentage of total net sales	28.8%	27.8%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three month period ended March 31, 2018). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three month period ended March 31, 2019.

	Three Months Ended March 31, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended March 31, 2019
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$119.7	3.2	2.7%	(0.3)	(0.3)%	122.7
EMEIA	$105.4	(3.4)	(3.2)%	(3.2)	(3.0)%	98.8
APAC	$86.8	5.4	6.2%	(2.6)	(3.0)%	89.6
Total net sales	$311.9	5.3	1.7%	(6.1)	(1.9)%	311.1
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2019 and 2018, these hedges had the effect of increasing our net sales by $1.7 million and decreasing our net sales by $2.6 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to consolidated financial statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2019 and 2018).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three month periods ended March 31, 2019 and 2018 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2019	2018

Gross Profit	$235.0	$237.4
% change compared with prior period	(1.0)%
Gross Profit as a percentage of net sales	75.5%	76.1%

For the three month periods ended March 31, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $1.3 million and increasing our cost of sales by $2.0 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three month periods ended March 31, 2019 and 2018, these hedges had the effect of decreasing our cost of sales by less than $0.1 million and decreasing our cost of sales by $0.3 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2019 and 2018).

During the three months ended March 31, 2019 our backlog increased by $10 million. We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three month periods ended March 31, 2019 and 2018 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2019	2018	Change

Sales and marketing	$117,551	$120,117	(2)%
Percentage of total net sales	38%	39%

Research and development	$66,166	61,843	7%
Percentage of total net sales	21%	20%

General and Administrative	$27,883	27,277	2%
Percentage of total net sales	9%	9%

Total operating expenses	$211,600	209,237	1%
Percentage of total net sales	68%	67%

The year over year increase in our operating expenses during the three month period ending March 31, 2019 was primarily related to the following:

•	a $4 million increase in our research and development expenses, primarily attributable to a decrease in our software development costs eligible for capitalization, as described in more detail below.

•	a $4 million decrease related to the year over year impact of changes in foreign currency exchange rates

•
a slight decrease in personnel costs, primarily attributable to a decrease in salary and benefits costs due to lower headcount, mostly offset by a $3 million increase related to our equity compensation costs related to higher stock prices on the grant date of our restricted stock unit awards; and

•	a $1 million increase in miscellaneous costs related to outside services, trade shows, and special events

We capitalized $2 million of software development costs in the three month period ended March 31, 2019, compared to $8 million in the three month period ended March 31, 2018, which had the effect of increasing our operating expenses by $6 million. We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

In the second quarter of 2018,we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects, we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next three to four years.

Operating Income.  For the three month periods ended March 31, 2019 and 2018, operating income was $23 million and $28 million, respectively, a decrease of 17%. As a percentage of net sales, operating income was 7.5% and 9.0% for the three month periods ended March 31, 2019 and 2018, respectively. The decrease in operating income in absolute dollars for the three month period ended March 31, 2019, compared to the three month period ended March 31, 2018, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three month periods ended March 31, 2019 and 2018, interest income was $2.2 million and $1.0 million, respectively. We are seeing improving yields for high quality investment alternatives that comply with our corporate investment policy. We expect yields in these types of investments to remain near current levels during the remainder of 2019.

Net Foreign Exchange Gain/(Loss).    For the three month periods ended March 31, 2019 and 2018, net foreign exchange gain/(loss) was $0.4 million and $1.0 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2019, we saw a slightly appreciated U.S dollar index with a mix of appreciation and devaluation in the currency markets where we do business. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high although it has declined slightly since December 31, 2018. In the past, we have noted that significant volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future.In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain.” Our hedging strategy decreased our foreign exchange gain by $(0.2) million and $(1.8) million in the three month periods ended March 31, 2019 and 2018, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three month periods ended March 31, 2019 and 2018, our provision for income taxes reflected an effective tax rate of 11% and 18%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended
(Unaudited)
Effective tax rate at March 31, 2018	18%
Change in unrecognized tax benefits	(8)%
Other	1%
Effective tax rate at March 31, 2019	11%

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition intangibles, acquisition related transaction costs, restructuring charges, and capitalization and amortization of internally developed software costs that were recorded in the line items indicated below (in thousands).
໿

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2019	2018
Stock-based compensation
Cost of sales	$793	$724
Sales and marketing	4,375	3,338
Research and development	3,550	2,518
General and administrative	2,316	1,623
Provision for income taxes	(1,836)	(1,658)
Total	$9,198	$6,545

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2019	2018
Amortization of acquisition intangibles
Cost of sales	$851	$902
Sales and marketing	499	537
Research and development	28	28
Provision for income taxes	(194)	(192)
Total	$1,184	$1,275

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2019	2018
Acquisition transaction costs and restructuring charges
Cost of sales	$—	$28
Sales and marketing	2,143	1,645
Research and development	345	209
General and administrative	912	612
Provision for income taxes	(840)	(553)
Total	$2,560	$1,941

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2019	2018
Capitalization and amortization of internally developed software costs
Cost of sales	$6,582	$5,829
Research and development	(2,280)	(7,667)
Provision for income taxes	(903)	386
Total	$3,399	$(1,452)

Liquidity and Capital Resources

Overview

At March 31, 2019, we had $480 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of March 31, 2019 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$53.7	$175.1	$228.8
	23%	77%
Short-term investments	$176.3	$75.0	$251.3
	70%	30%
Total cash, cash equivalents and short-term investments	$230.0	$250.1	$480.1
	48%	52%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2019	December 31,	Increase/
(In thousands)	(unaudited)	2018	(Decrease)

Working capital	$678,263	$739,236	$(60,973)
Cash and cash equivalents (1)	228,766	$259,386	(30,620)
Short-term investments (1)	251,297	271,396	(20,099)
Total cash, cash equivalents and short-term investments	$480,063	$530,782	$(50,719)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations

The primary drivers of the net decrease in working capital between December 31, 2018 and March 31, 2019 were:

◦Cash, cash equivalents, and short-term investments decreased by $51 million. Additional analysis of the changes in our cash flows for the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018 are discussed below.

◦Accounts receivable decreased by $28 million. Days sales outstanding increased to 66 days at March 31, 2019, compared to 65 days at December 31, 2018. The decrease in accounts receivable is primarily related to seasonal variations in our quarterly net sales.

◦Inventory increased by $11 million to $205 million at March 31, 2019, from $194 million at December 31, 2018. Inventory turns were 1.6 and 1.8 at March 31, 2019 and December 31, 2018, respectively. The increase in inventory was primarily attributable to an increase in raw materials and finished goods, related to lower sales volume than anticipated during the first quarter of 2019.

◦Prepaid expenses and other current assets increased by $12 million which was primarily related to an increase in prepaid freight costs in addition to the timing of insurance and maintenance renewals.

◦Accrued compensation decreased by $11 million which can be attributed to payments related to our company profit sharing and bonus plans.

◦The current portion of deferred revenue increased by $3 million, which was primarily related to the timing of annual renewals of our enterprise licensing agreements.

◦Operating lease liabilities, current, increased by $16 million which was entirely related to the adoption of the new leasing standard on January 1, 2019, as discussed in Note 1 - Basis of presentation and Note 8 - Leases.

◦Other taxes payable decreased by $8 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(In thousands)	(unaudited)
	2019	2018
Cash provided by operating activities	$42,147	$39,983
Cash used in investing activities	(2,048)	(60,782)
Cash used in financing activities	(70,301)	(21,577)
Effect of exchange rate changes on cash	(418)	2,577
Net change in cash and cash equivalents	(30,620)	(39,799)
Cash and cash equivalents at beginning of year	259,386	290,164
Cash and cash equivalents at end of period	$228,766	$250,365

Operating Activities Cash provided by operating activities for the three month period ended March 31, 2019 increased by $2 million compared to the same period in 2018.

Investing Activities Cash used for investing activities for the three month period ended March 31, 2019 decreased by $59 million compared to the same period in 2018. This was primarily attributable to a net sale of short-term investments of $21 million compared to a net purchase of short-term investments of $42 million during the same period in 2018, and a $10 million purchase of an interest in an equity-method investee. The net sale of short-term investments was primarily to fund repurchases of our common stock under our share repurchase program. The increase in cash outflows used in investing activities was partially offset by a decrease in capitalized software development costs of $5 million compared to the same period in 2018.

Financing Activities Cash used by financing activities increased by $49 million for the three month period ended March 31, 2019 compared to the same period in 2018. This was primarily related to an increase of $46 million in cash outflows used to repurchase 1,035,098 shares of our common stock and a $3 million increase in cash outflows related to the increase in our quarterly dividend offset by a $1 million increase in proceeds from issuance of our common stock from our employee stock purchase plan. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019 (the “2018 Form 10-K”). At March 31, 2019, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2018 Form 10-K. See Note 8 - Leases for additional information regarding our non-cancellable operating lease obligations as of March 31, 2019.

Loan Agreement. On May 9, 2013, we entered into the Loan Agreement with the Lender. On October 29, 2015, we entered into the Amendment with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the maturity date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into the Second Amendment with the Lender, which amends the Loan Agreement, as amended by the Amendment, to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million, and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See Note 13 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The enactment of the Act allow us to repatriate our foreign cash for domestic needs without additional taxation. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our unsecured revolving line of credit under our Loan Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Form 10-K and there were no material changes during the three months ended March 31, 2019 to this information reported in our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASU 2016-02, Leases and all of the related amendments. Although the new lease standard is not expected to have a material impact on our operating results on an ongoing basis, we did implement changes to our processes related to lease control activities, including information systems. These included the development of new policies based on identifying leases, determining lease commencement, calculating the present value of leases, determining the incremental borrowing rate and gathering information for required disclosures. There were no other changes in our internal control over financial reporting during the first quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as a U.S. government shutdown, the impending Brexit, continued trade tensions between the U.S. and China or other parts of the world, financial market volatility, tariffs or other trade restrictions, government austerity programs, government regulatory actions, negative financial news, geopolitical instability, declines in income or asset values, or other factors. In particular, during December 2018, we experienced weaker demand for some of our products in the APAC region, particularly for applications in China. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. In March 2018, the U.S. imposed steel, aluminum, and other tariffs on imports from various countries. These tariffs have increased international trade tensions and led to tariffs on U.S. exports to various countries. Even if resolved, this could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in February 2016, the FASB issued ASU 2016-02, Leases, as amended, supersedes nearly all existing U.S. GAAP lease guidance and which became effective for us for our fiscal year beginning January 1, 2019. (See Note 1 - Basis of presentation and Note 8 - Leases for additional discussion of the accounting changes).

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

Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

•	burdens of complying with additional or more complex VAT and customs regulations; and

•	concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

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

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, and ADG. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

We Have Established a Budget and Variations From Our Budget Will Affect Our Financial Results.    We have established an operating budget for fiscal 2019. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2019 is less than the demand we anticipated in setting our fiscal year budget, our operating results could be negatively impacted.

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

We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which have larger market capitalization and resources than we do, and we may face further competition from new market entrants in the future. Key competitors are Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, Teradyne, and others. These competitors offer hardware and software products that provide solutions that directly compete with our software defined automated test and automated measurement systems. Because these companies have strong positions in the instrumentation business, new product introductions by them, changes in their marketing strategy or product offerings or aggressive pricing strategies by them to gain market share could have a material adverse effect on our operating results.

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

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2012 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Our Acquisitions are Subject to a Number of Related Costs and Challenges that Could Have a Material Adverse Effect on Our Business and Results of Operations.  In recent years, we have completed several acquisitions. Achieving the anticipated benefits of an acquisition depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful acquisitions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of operations following an acquisition also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Tax Law Changes in Hungary Could Have a Negative Impact on our Effective Tax Rate, Earnings and Results of Operations. The profit from our Hungarian operations benefits from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate. Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, effective January 1, 2010, certain qualified research and development expenses in Hungary became eligible for an enhanced tax deduction. These tax benefits may not be available in future years due to changes in political conditions in Hungary or changes in tax laws in Hungary or in the U.S. The reduction or elimination of these benefits in Hungary could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See Note 9 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

 Our Income Tax Rate Could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15 year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See Note 9 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are only available through limited sources. Limited source items purchased include custom application specific integrated circuits, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws.   As has occurred in the past and as may be expected to occur in the future, our hardware products, software products and third-party components or operating systems on which our products are based may contain bugs, vulnerabilities, errors or design flaws. Our products operate in conjunction with third-party products and components across a broad ecosystem. As has occurred in the past and as may be expected to occur in the future, our products, or products or components in conjunction with which they operate, may contain design flaws. These bugs, vulnerabilities, errors or design flaws, or fixes to these issues, may have a negative impact on the performance of our products, which could result in additional costs, liability claims, reduced revenue, or harm to our reputation or competitive position, any of which could have a material adverse impact on our operating results. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

Compliance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of March 31, 2019. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At March 31, 2019, there were 2,964,902 shares available for repurchase under our repurchase plan approved on April 21, 2010. This repurchase plan does not have an expiration date. The following table provides information as of March 31, 2019 with respect to the shares of our common stock that we repurchased during the first quarter of 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2019 to January 31, 2019	183,317	$42.65	183,317	3,816,683

February 1, 2019 to February 28, 2019	851,781	45.30	851,781	2,964,902

March 1, 2019 to March 31, 2019	—	—	—	2,964,902
Total	1,035,098	$44.83	1,035,098	2,964,902

ITEM 5. OTHER INFORMATION

None.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2 (5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20 (23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.27(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.28(31)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.29(32)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender.
10.30(33)	Offer Letter between the Company and Eric H. Starkloff dated October 23, 2018. *†
10.31(34)	Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.32	Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting).*
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to exhibit 3.1 filed with the Company’s Form 8-K on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.

(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(31)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
(32)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on May 1, 2018.
(33)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on October 31, 2018.
(34)	Incorporated by reference to exhibit 10.1 filed with the Company's Form 8-K on January 28, 2019.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 1, 2019

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿