Form 10-Q
period 2019-06-30
NATIONAL INSTRUMENTS CORP
filed 2019-08-02
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________
Commission file number:  0-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11500 North MoPac Expressway
Austin,	78759
Texas
(address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock	NATI	Nasdaq Stock Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Common Stock - $0.01 par value	131,884,775

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$191,761	$259,386
Short-term investments	247,892	271,396
Accounts receivable, net	222,565	242,955
Inventories, net	206,851	194,146
Prepaid expenses and other current assets	66,021	54,337
Total current assets	935,090	1,022,220
Property and equipment, net	233,900	245,201
Goodwill	263,984	264,530
Intangible assets, net	97,612	110,783
Operating lease right-of-use assets	70,799	—
Other long-term assets	38,088	28,501
Total assets	$1,639,473	$1,671,235
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$54,966	$48,388
Accrued compensation	39,613	45,821
Deferred revenue - current	128,787	127,288
Other lease liabilities - current	15,735	—
Other current liabilities	12,665	25,913
Other taxes payable	33,517	35,574
Total current liabilities	285,283	282,984
Deferred income taxes	27,903	25,457
Liability for uncertain tax positions	8,329	9,775
Income tax payable - long-term	67,046	74,546
Deferred revenue - long-term	32,937	32,636
Operating lease liabilities - non-current	38,495	—
Other long-term liabilities	4,906	7,479
Total liabilities	464,899	432,877
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,884,775 shares and 132,655,941 shares issued and outstanding, respectively	1,319	1,327
Additional paid-in capital	924,801	897,544
Retained earnings	264,484	356,418
Accumulated other comprehensive loss	(16,030)	(16,931)
Total stockholders’ equity	1,174,574	1,238,358
Total liabilities and stockholders’ equity	$1,639,473	$1,671,235

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales:
Product	$299,798	$306,780	$577,500	$587,139
Software maintenance	34,433	34,229	67,805	65,767
Total net sales	334,231	341,009	645,305	652,906

Cost of sales:
Product	81,741	79,806	155,929	152,122
Software maintenance	2,025	2,353	3,912	4,560
Total cost of sales	83,766	82,159	159,841	156,682

Gross profit	250,465	258,850	485,464	496,224

Operating expenses:
Sales and marketing	120,868	127,138	238,419	247,255
Research and development	68,257	66,908	134,423	128,751
General and administrative	29,044	27,892	56,927	55,170
Total operating expenses	218,169	221,938	429,769	431,176

Operating income	32,296	36,912	55,695	65,048

Other income:
Interest income	2,023	1,290	4,257	2,305
Net foreign exchange loss	(1,611)	(2,105)	(1,245)	(1,126)
Other gain (loss), net	143	(1,095)	119	(1,613)
Income before income taxes	32,851	35,002	58,826	64,614
Provision for income taxes	4,159	3,948	6,914	9,292

Net income	$28,692	$31,054	$51,912	$55,322

Basic earnings per share	$0.22	$0.24	$0.39	$0.42

Weighted average shares outstanding - basic	132,062	131,877	132,156	131,504

Diluted earnings per share	$0.22	$0.23	$0.39	$0.42

Weighted average shares outstanding - diluted	132,973	133,054	133,172	132,838

Dividends declared per share	$0.25	$0.23	$0.50	$0.46

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$28,692	$31,054	$51,912	$55,322
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	2,265	(11,804)	(802)	(6,001)
Unrealized gain (loss) on securities available-for-sale	738	128	1,913	(557)
Unrealized gain (loss) on derivative instruments	(1,480)	12,032	(268)	8,262
Other comprehensive income, before tax	1,523	356	843	1,704
Tax expense (benefit) related to items of other comprehensive income	(268)	2,621	(58)	1,760
Other comprehensive income (loss), net of tax	1,791	(2,265)	901	(56)
Comprehensive income	$30,483	$28,789	$52,813	$55,266

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities:
Net income	$51,912	$55,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,984	35,098
Stock-based compensation	24,662	17,936
Deferred income taxes	2,268	1,766
Changes in operating assets and liabilities	(26,189)	(11,270)
Net cash provided by operating activities	88,637	98,852

Cash flow from investing activities:
Capital expenditures	(26,048)	(19,764)
Capitalization of internally developed software	(4,497)	(11,344)
Additions to other intangibles	(487)	(3,936)
Acquisitions, net of cash received	(9,784)	—
Purchases of short-term investments	(91,777)	(137,275)
Sales and maturities of short-term investments	117,108	47,634
Net cash used in investing activities	(15,485)	(124,685)

Cash flow from financing activities:
Proceeds from issuance of common stock	17,645	16,622
Repurchase of common stock	(92,375)	—
Dividends paid	(66,067)	(60,575)
Net cash used in financing activities	(140,797)	(43,953)

Effect of exchange rate changes on cash	20	(2,759)

Net change in cash and cash equivalents	(67,625)	(72,545)
Cash and cash equivalents at beginning of period	259,386	290,164
Cash and cash equivalents at end of period	$191,761	$217,619

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2019	131,866,173	$1,319	$910,602	$307,153	$(17,821)	$1,201,253
Net income	—	—	—	28,692	—	28,692
Other comprehensive income, net of tax	—	—	—	—	1,791	1,791
Issuance of common stock under employee plans, including tax benefits	1,133,102	11	8,420	—	—	8,431
Stock-based compensation	—	—	13,335	—	—	13,335
Repurchase of common stock	(1,114,500)	(11)	(7,556)	(38,404)	—	(45,971)
Dividends paid (1)	—	—	—	(32,957)	—	(32,957)
Balance at June 30, 2019	131,884,775	1,319	924,801	264,484	(16,030)	1,174,574

Balance at December 31, 2018	132,655,941	1,327	897,544	356,418	(16,931)	1,238,358
Net income	—	—	—	51,912	—	51,912
Other comprehensive income, net of tax	—	—	—	—	901	901
Issuance of common stock under employee plans, including tax benefits	1,378,432	14	17,631	—	—	17,645
Stock-based compensation	—	—	24,200	—	—	24,200
Repurchase of common stock	(2,149,598)	(22)	(14,574)	(77,779)	—	(92,375)
Dividends paid (1)	—	—	—	(66,067)	—	(66,067)
Balance at June 30, 2019	131,884,775	$1,319	$924,801	$264,484	$(16,030)	$1,174,574

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2018	131,204,795	$1,312	$846,743	$315,951	$(14,300)	$1,149,706
Net income	—	—	—	31,054	—	31,054
Other comprehensive loss, net of tax	—	—	—	—	(2,265)	(2,265)
Issuance of common stock under employee plans, including tax benefits	1,003,310	10	8,012	—	—	8,022
Stock-based compensation	—	—	9,559	—	—	9,559
Dividends paid (1)	—	—	—	(30,398)	—	(30,398)
Balance at June 30, 2018	132,208,105	1,322	864,314	316,607	(16,565)	1,165,678

Balance at December 31, 2017	130,978,947	1,310	829,979	313,241	(16,509)	1,128,021
Net income	—	—	—	55,322	—	55,322
Other comprehensive loss, net of tax	—	—	—	—	(56)	(56)
Issuance of common stock under employee plans, including tax benefits	1,229,158	12	16,610	—	—	16,622
Stock-based compensation	—	—	17,725	—	—	17,725
Adoption of ASU 2014-09	—	—	—	8,619	—	8,619
Dividends paid (1)	—	—	—	(60,575)	—	(60,575)
Balance at June 30, 2018	132,208,105	$1,322	$864,314	$316,607	$(16,565)	$1,165,678
(1) Cash dividends declared per share of common stock were $0.25 and $0.23 for the three months ended June 30, 2019 and 2018, respectively, and $0.50 and $0.46 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2019 and December 31, 2018, the results of our operations and comprehensive income for three and six months ended June 30, 2019 and 2018, the cash flows for the six months ended June 30, 2019 and 2018 and the statement of stockholder's equity for the three and six months ended June 30, 2019. Our operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The cumulative effects of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new lease standard were as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019

Assets
Property, plant and equipment, net	$245,201	$(18,606)	$226,595
Operating lease right-of-use assets	—	$68,938	$68,938

Liabilities and Stockholders' Equity
Operating lease liabilities, current	—	$18,597	$18,597
Operating lease liabilities, non-current	—	$33,853	$33,853
Other current liabilities	$25,913	$(2,118)	$23,795

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

Summary of Significant Accounting Policies

As discussed above, we adopted the new lease standard as of January 1, 2019. The impact of this new guidance on our accounting policies and financial statements is described below. Additionally, in the first quarter of 2019, we granted performance-based restricted stock units to certain executives under our 2015 Equity Incentive Plan ("PRSUs"). The PRSU awards granted during the six months ended June 30, 2019 include a market condition as defined by ASC 718. The impact of the new equity awards on our accounting policies is described below. There were no other significant changes in our accounting policies during the six months ended June 30, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Stock-Based Compensation

Stock-based compensation costs are based on the fair value on the date of grant for all restricted stock units ("RSUs") and on the date of enrollment for the employee stock purchase plan. We recognize compensation expense ratably over the requisite service period of the awards. PRSUs are RSU awards that vest based on a market condition, currently our stockholder return relative to the total stockholder return of the companies included in the Russell 2000 Index at the end of a three-year performance period. Up to 200% of the full target number of shares subject to each PRSU award are eligible to be earned after the completion of the three-year performance period based on our total stockholder return relative to the total stockholder return of the Russell 2000 Index at the end of the performance period.

The fair values of RSUs, with service-based vesting conditions, are estimated using their market price on the date of grant. The fair values of rights under employee stock purchase plans are estimated using the Black-Scholes option-pricing model. The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs is affected by our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Russell 2000 Index over the performance period.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Weighted average shares outstanding-basic	132,062	131,877	132,156	131,504
Plus: Common share equivalents
RSUs	911	1,177	1,016	1,334
Weighted average shares outstanding-diluted	132,973	133,054	133,172	132,838

Stock awards to acquire 861,000 shares and 697,800 shares for the three months ended June 30, 2019 and 2018, respectively, and 395,800 shares and 350,800 shares for the six months ended June 30, 2019 and 2018, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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
Perpetual/Subscription licenses: Value relationships based on (i) the directly observable pricing of the license bundled with software maintenance and (ii) the directly observable pricing of software maintenance renewals, when they are sold on a standalone basis.

Enterprise-wide term licenses: Residual method

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

		Three Months Ended June 30,
(In thousands)		(Unaudited)
	2019			2018

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$105,773	23,141	$128,914	$109,180	20,611	$129,791
EMEIA	79,844	19,189	99,033	90,487	19,554	110,041
APAC	98,131	8,153	106,284	93,251	7,926	101,177
Total net sales(1)	$283,748	50,483	$334,231	$292,918	48,091	$341,009
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities for more information on the impact of our hedging activities on our results of operations

		Six Months Ended June 30,
(In thousands)		(Unaudited)
	2019			2018

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$205,454	46,115	$251,569	$209,232	40,280	$249,512
EMEIA	158,966	38,874	197,840	177,394	38,059	215,453
APAC	179,581	16,315	195,896	171,937	16,004	187,941
Total net sales(1)	$544,001	101,304	$645,305	$558,563	94,343	$652,906
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

Changes in deferred revenue, current and long-term, during the six months ended June 30, 2019 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2018	$159,924
Deferral of revenue billed in current period, net of recognition	100,737
Recognition of revenue deferred in prior periods	(98,745)
Foreign currency translation impact	(192)
Balance as of June 30, 2019 (unaudited)	$161,724

For the six months ended June 30, 2019, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2019, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $58 million as of June 30, 2019. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of June 30, 2019, we expect to recognize approximately 25% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 40% during 2020, and 35% thereafter.

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

Practical Expedients

As discussed in Note 1 - Basis of presentation and elsewhere in Note 2 - Revenue, we have elected the following practical expedients in accordance with the new revenue standard:

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of June 30, 2019
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$199,632	$1,358	$(165)	$200,825
U.S. treasuries and agencies	47,014	53	—	47,067
Total Short-term investments	$246,646	$1,411	$(165)	$247,892

(In thousands)	As of December 31, 2018
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$235,045	$726	$(1,298)	$234,473
U.S. treasuries and agencies	36,932	2	(11)	36,923
Total Short-term investments	$271,977	$728	$(1,309)	$271,396

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of June 30, 2019
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$134,464	$135,265
Due in 1 to 5 years	112,182	112,627
Total available-for-sale debt securities	$246,646	$247,892

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$87,450	$88,198
U.S. treasuries and agencies	47,014	47,067
Total available-for-sale debt securities	$134,464	$135,265

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$112,182	$112,627
Total available-for-sale debt securities	$112,182	$112,627

Equity-Method Investments

The carrying value of our equity method investments was $13 million as of June 30, 2019. Our proportionate share of the income from equity-method investments was not material for the periods presented.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$40,198	$40,198	$—	$—
Short-term investments available for sale:
Corporate bonds	200,825	—	200,825	—
U.S. treasuries and agencies	47,067	—	47,067	—
Derivatives	9,892	—	9,892	—
Total Assets	$297,982	$40,198	$257,784	$—

Liabilities
Derivatives	$(2,152)	$—	$(2,152)	$—
Total Liabilities	$(2,152)	$—	$(2,152)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,094	$62,094	$—	$—
Corporate notes and bonds	9,979	—	9,979	—
Short-term investments available for sale:
Corporate bonds	234,473	—	234,473	—
U.S. treasuries and agencies	36,923	—	36,923	—
Derivatives	9,369	—	9,369	—
Total Assets	$352,838	$62,094	$290,744	$—

Liabilities
Derivatives	$(1,483)	$—	$(1,483)	$—
Total Liabilities	$(1,483)	$—	$(1,483)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2019. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2019.

As of June 30, 2019, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 50 countries. Sales outside of the Americas accounted for approximately 61% and 62% of our net sales during the three months ended June 30, 2019 and 2018, and approximately 61% and 62% of our net sales during the six months ended June 30, 2019 and 2018, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2019	As of December 31,
	(Unaudited)	2018
Chinese yuan	$66,023	$45,520
Euro	130,740	134,654
Japanese yen	34,598	15,141
Hungarian forint	43,200	35,384
British pound	18,890	9,948
Malaysian ringgit	27,975	27,778
Korean won	11,452	8,331
Total forward contracts notional amount	$332,878	$276,756

The contracts in the foregoing table had contractual maturities of 18 months or less and 24 months or less at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, we expect to reclassify $6.5 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.2 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.1 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2019. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the six months ended June 30, 2019 and 2018 and are included as a component of net income under the line item “net foreign exchange loss.”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of June 30, 2019 and December 31, 2018, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $47 million and $71 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively.

	Asset Derivatives
	June 30, 2019		December 31, 2018
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,227	Prepaid expenses and other current assets	$7,594

Foreign exchange contracts - LT forwards	Other long-term assets	2,036	Other long-term assets	1,380
Total derivatives designated as hedging instruments		$9,263		$8,974

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$629	Prepaid expenses and other current assets	$395
Total derivatives not designated as hedging instruments		$629		$395

Total derivatives		$9,892		$9,369

	Liability Derivatives
	June 30, 2019		December 31, 2018
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,086)	Other current liabilities	$(662)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(318)	Other long-term liabilities	(191)
Total derivatives designated as hedging instruments		$(1,404)		$(853)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(748)	Other current liabilities	$(630)
Total derivatives not designated as hedging instruments		$(748)		$(630)

Total derivatives		$(2,152)		$(1,483)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three months ended June 30, 2019 and 2018, respectively:

June 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(1,350)	Net sales	$2,651

Foreign exchange contracts - forwards	(139)	Cost of sales	(61)

Foreign exchange contracts - forwards	9	Operating expenses	(74)
Total	$(1,480)		$2,516

June 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$17,632	Net sales	$(1,295)

Foreign exchange contracts - forwards	(3,052)	Cost of sales	302

Foreign exchange contracts - forwards	(2,548)	Operating expenses	321
Total	$12,032		$(672)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2019	June 30, 2018
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(141)	1,573

Total		$(141)	$1,573

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six months ended June 30, 2019 and 2018, respectively:

June 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$450	Net sales	$4,396

Foreign exchange contracts - forwards	(409)	Cost of sales	(41)

Foreign exchange contracts - forwards	(309)	Operating expenses	(45)
Total	(268)		$4,310

June 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$12,560	Net sales	$(3,915)

Foreign exchange contracts - forwards	(2,326)	Cost of sales	643

Foreign exchange contracts - forwards	(1,972)	Operating expenses	777
Total	$8,262		$(2,495)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2019	June 30, 2018
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(369)	(188)
Total		$(369)	$(188)

໿
Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2019	December 31,
(In thousands)	(Unaudited)	2018

Raw materials	$102,962	$98,346
Work-in-process	10,147	9,306
Finished goods	93,742	86,494
Total	$206,851	$194,146

໿

Note 7 – Intangible assets, net

Intangible assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(In thousands)	(Unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$127,915	$(62,549)	$65,366	$123,842	$(49,299)	$74,543
Acquired technology	92,126	(86,423)	5,703	92,236	(84,962)	7,274
Patents	34,900	(22,777)	12,123	34,427	(21,725)	12,702
Other	45,825	(31,405)	14,420	46,437	(30,173)	16,264
Total	$300,766	$(203,154)	$97,612	$296,942	$(186,159)	$110,783

Software development costs capitalized for the three months ended June 30, 2019 and 2018 were $2.2 million and $3.9 million, respectively, and related amortization expense was $6.9 million and $6.8 million, respectively. For the six months ended June 30, 2019 and 2018, capitalized software development costs were $4.6 million and $11.9 million, respectively, and related amortization expense was $13.8 million and $12.9 million, respectively. Capitalized software development costs for the three months ended June 30, 2019 and 2018 included costs related to stock-based compensation of $0.0 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, capitalized software development costs included costs related to stock-based compensation of $0.1 million and $0.5 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.1 million and $9 million for the three months ended June 30, 2019 and 2018, respectively, and $18.1 million and $17.4 million for the six months ended June 30, 2019 and 2018, respectively.

Goodwill

The carrying amount of goodwill as of June 30, 2019, was as follows:

Amount
(In thousands)
Balance as of December 31, 2018	$264,530
Foreign currency translation impact	(546)
Balance as of June 30, 2019 (unaudited)	$263,984

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

No impairment of goodwill was identified during the six months ended June 30, 2019 or the twelve months ended December 31, 2018.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 95 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating Lease Cost (a)	$5,769	$11,495
(a) includes variable and short-term lease costs

Supplemental cash flow information related to operating leases were as follows (unaudited):

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,183	8,974

Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	2,627	9,136

Maturities of lease liabilities as of June 30, 2019 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2019 (Excluding the six months ended June 30, 2019)	$10,468
2020	15,872
2021	10,962
2022	7,345
2023	5,507
Thereafter	15,645
Total future minimum lease payments	65,799
Less imputed interest	(11,569)
Total	$54,230

Weighted Average Remaining Lease Term (years)
Operating Leases	5.29

Weighted Average Discount Rate
Operating Leases	5.8%

As of June 30, 2019, we have additional operating leases, that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $80 million at June 30, 2019 and December 31, 2018. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $8.3 million and $9.8 million of unrecognized tax benefits at June 30, 2019 and December 31, 2018, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, as a result of the tax positions taken during these and prior periods. We recorded a gross decrease in unrecognized tax benefits of $2.0 million for each of the three and six months ended June 30, 2019, as a result of closing open tax years. As of June 30, 2019, it is reasonably possible that we will recognize tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2019, we had approximately $0.8 million accrued for interest related to uncertain tax positions. The tax years 2012 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 13% and 11% for the three months ended June 30, 2019 and 2018, respectively, and 12% and 14% for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, excess tax benefits from share-based compensation, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income and nondeductible officer compensation. For the three and six months ended June 30, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, the research and development tax credit, excess tax benefits from share-based compensation, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $1.6 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and six months ended June 30, 2019 were approximately $0.8 million and $1.3 million, respectively. The income tax benefits of the tax holiday for the three and six months ended June 30, 2018 were approximately $0.5 million and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2019 and June 30, 2018 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six months ended June 30, 2019 and 2018, consisted of the following:

	June 30, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive (loss) income	(802)	1,913	4,042	5,153
Reclassified from accumulated OCI into income	—	—	(4,310)	(4,310)
Income tax expense (benefit)	—	8	(66)	(58)
Balance as of June 30, 2019	$(23,287)	$597	$6,660	$(16,030)

	June 30, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive income (loss)	(6,001)	(557)	5,767	(791)
Reclassified from accumulated OCI into income	—	—	2,495	2,495
Income tax expense	—	33	1,727	1,760
Balance as of June 30, 2018	$(18,718)	$(1,372)	$3,525	$(16,565)

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

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan which terminated in May 2005 (the “1994 Plan”), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. There were 1,933,363 shares available for grant under the 2015 Plan at June 30, 2019.

During the six months ended June 30, 2019, we granted PRSUs to certain executives under our 2015 Plan. Refer to the "Summary of Significant Accounting Policies" in Note 1 - Basis of presentation for additional discussion regarding the impact of these grants on our accounting policies and related estimates.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 9, 2017, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2019, we had 1,525,607 shares of common stock reserved for future issuance under this plan. We issued 469,437 shares under this plan in the six months ended June 30, 2019 and the weighted average purchase price was $37.59 per share. During the six months ended June 30, 2019, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2019.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, during the three months ended June 30, 2019, we repurchased 1,114,500 shares of our common stock at a weighted average price per share at $41.25 and during the six months ended June 30, 2019, we repurchased 2,149,598 shares of our common stock at a weighted average price per share of $42.97. We did not repurchase any shares during the six months ended June 30, 2018. At June 30, 2019, there were 1,850,402 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas, EMEIA and APAC. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated
Statements of Income. (See Note 2 -Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

Based on the billing location of the customer, total sales outside the U.S. for the three months ended June 30, 2019 and 2018 were $211 million and $222 million, respectively, and $409 million and $422 million for the six months ended June 30, 2019 and 2018, respectively. Total property and equipment, net, outside the U.S. was $119 million as of June 30, 2019 and $132 million at December 31, 2018, respectively. Revenues and long-lived assets attributable to each individual foreign country outside the U.S. were not material.

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

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of June 30, 2019, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of June 30, 2019, we had no outstanding borrowings under this line of credit. During the three and six months ended June 30, 2019 and June 30, 2018, we incurred no interest expense. As of June 30, 2019 and June 30, 2018, the weighted-average interest rate on the revolving line of credit was 3.4% and 3.2%, respectively.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2019	2018
Balance at the beginning of the period	$3,173	$2,846
Accruals for warranties issued during the period	1,017	1,456
Accruals related to pre-existing warranties	(571)	155
Settlements made (in cash or in kind) during the period	(1,101)	(1,459)
Balance at the end of the period	$2,518	$2,998

As of June 30, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.9 million over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to reduce our overall employee headcount in an effort to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Cost of sales	$—	—	$—	29
Research and development	311	830	656	976
Sales and marketing	2,984	3,033	4,965	4,678
General and administrative	533	553	1,523	1,165
Total restructuring and other related costs	$3,828	4,416	$7,144	6,848

A summary of balances and activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2018	$3,506
Income statement expense	7,144
Cash payments	(7,584)
Balance as of June 30, 2019	$3,066

The restructuring  liability of  $3.1 million  at  June 30, 2019  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Subsequent events

On July 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on September 3, 2019, to stockholders of record on August 12, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “are encouraged by,” or “estimate”; statements of “goals” or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 46, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion of our business and the risks attendant thereto.

Overview

For more than 40 years, National Instruments Corporation (the “Company”, “we”, “us” or “our”) has enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform help support the success of our customers, employees, suppliers and stockholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries.

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

We sell automated test and automated measurement systems in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are advanced research, automotive, automated test equipment, commercial aerospace, computers and electronics, consumer electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, and telecommunications.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value-added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% and 62% of our net sales during the three months ended June 30, 2019 and 2018, respectively, and approximately 61% and 62% of our net sales during the six months ended June 30, 2019 and 2018, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

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

Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow, or not decline, or that we will remain profitable in future periods.

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. For the three months ended June 30, 2019, the average of the Global PMI was 49.9 and the average of the new order element of the Global PMI was 49.5. A Global PMI of 50.0 is a neutral rating, a number greater than 50.0 is indicative of expansion and a number less than 50.0 is indicative of contraction.

In the past, we have seen deterioration in the industrial economy translate to a negative impact on our net sales. Additionally, we continue to face unexpected headwinds related to increased trade restrictions impacting sales to certain third parties and softening demand for some of our broad-based product offerings and certain applications within the transportation market. These factors could contribute to an adverse effect on the spending patterns of businesses, including our current and potential customers, which could negatively impact our revenues and results of operations. Although we remain cautious about economic uncertainty indicated by these headwinds along with the continued weakening of the PMI, particularly in the Eurozone, we are encouraged by our continuing commitment to disciplined execution of our long-term goals. Additionally, we remain optimistic about our strategic objectives for the company and our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach.

Since the first quarter of 2017, we have been taking steps to optimize our processes, reduce job duplication, evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We incurred $3 million in severance and other restructuring-related charges, net of tax during the three months ended June 30, 2019. The timing and scope of any future headcount reductions will vary.

During the three and six months ended June 30, 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. This volatility had a material negative impact on our net sales and results of operations for the three and six months ended June 30, 2019. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and six months ended June 30, 2019. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

We have hedging programs in place to help mitigate the risks associated with foreign currency exchange rate fluctuations. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See Note 5 – Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for additional details concerning our hedging programs.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Net sales:
Americas	38.6%	38.1%	39.0%	38.2%
EMEIA	29.6	32.3	30.7	33.0
APAC	31.8	29.7	30.4	28.8
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.1	24.1	24.8	24.0
Gross profit	74.9	75.9	75.2	76.0
Operating expenses:
Sales and marketing	36.2	37.3	36.9	37.9
Research and development	20.4	19.6	20.8	19.7
General and administrative	8.7	8.2	8.8	8.4
Total operating expenses	65.3	65.1	66.6	66.0
Operating income	9.7	10.8	8.6	10.0
Other income (expense):
Interest income	0.6	0.4	0.7	0.4
Net foreign exchange loss	(0.5)	(0.6)	(0.2)	(0.2)
Other gain (loss), net	—	(0.3)	—	(0.2)
Income before income taxes	9.8	10.3	9.1	10.0
Provision for income taxes	1.2	1.2	1.1	1.4
Net income	8.6%	9.1%	8.0%	8.5%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2019 and 2018

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2019 and 2018 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Product sales	$299.8	$306.8	(7.0)	(2)%	$577.5	$587.1	(9.6)	(2)%
Software maintenance sales	34.4	34.2	0.2	1%	67.8	65.8	2.0	3%
Total net sales	$334.2	$341.0	(6.8)	(2)%	$645.3	$652.9	(7.6)	(1)%
Figures may not sum due to rounding.

Orders with a value greater than $20,000 decreased by 2% year over year during the three months ended June 30, 2019, compared to the year over year increase of 16% in the three months ended June 30, 2018. During the six months ended June 30, 2019, orders with a value greater than $20,000 increased by 1% year over year compared to the year over year increase of 11% in the six months ended June 30, 2018.

The slight decrease in our net sales was primarily related to the impact of changes in foreign currency exchange rates and softening demand for some of our broad-based product offerings and certain applications within the transportation market. Additionally, although orders with a value greater than $20,000 were relatively flat during the first six months of 2019, we continued to experience increased adoption of our semiconductor development and test applications.

During the three months ended June 30, 2019 and 2018, orders over $20,000 were 59% and 58% of our total orders, respectively, and for the six months ended June 30, 2019 and 2018, these orders were 59% and 57% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2019 and 2018 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Americas	$128.9	$129.8	(0.9)	(1)%	$251.6	$249.5	2.1	1%
Percentage of total net sales	38.6%	38.1%			39.0%	38.2%

EMEIA	99.0	$110.0	(11.0)	(10)%	197.8	215.5	(17.6)	(8)%
Percentage of total net sales	29.6%	32.3%			30.7%	33.0%

APAC	$106.3	$101.2	5.1	5%	195.9	187.9	8.0	4%
Percentage of total net sales	31.8%	29.7%			30.4%	28.8%

Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2018). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2019
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$129.8	(0.6)	(0.5)%	(0.3)	(0.2)%	$128.9
EMEIA	$110.0	(7.0)	(6.3)%	(4.0)	(3.7)%	$99.0
APAC	$101.2	8.5	8.4%	(3.4)	(3.4)%	$106.3
Total net sales	$341.0	0.9	0.3%	(7.7)	(2.3)%	$334.2

	Six Months Ended June 30, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2019
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$249.5	2.6	1.0%	(0.6)	(0.2)%	$251.6
EMEIA	$215.5	(10.6)	(4.9)%	(7.0)	(3.3)%	$197.8
APAC	$187.9	13.1	7.0%	(5.1)	(2.7)%	$195.9
Total net sales	$652.9	5.1	0.8%	(12.7)	(2.0)%	$645.3

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2019 and 2018, these hedges had the effect of increasing our net sales by $2.7 million and decreasing our net sales by $1.3 million, respectively. During the six months ended June 30, 2019 and 2018, these hedges had the effect of increasing our net sales by $4.4 million and decreasing our net sales by $3.9 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2019 and 2018).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2019 and 2018 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2019	2018	2019	2018

Gross Profit	$250.5	$258.9	$485.5	$496.2
% change compared with prior period	(3.2)%		(2.2)%
Gross Profit as a percentage of net sales	74.9%	75.9%	75.2%	76.0%

The decreases in our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2019, compared to the same periods in 2018 are primarily attributable to changes in foreign currency exchange rates. For the three months ended June 30, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $1.6 million and increasing our cost of sales by $2.0 million, respectively. For the six months ended June 30, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $2.9 million and increasing our cost of sales by $3.9 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2019 and 2018, these hedges had the effect of increasing our cost of sales by $0.1 million and decreasing our cost of sales by $0.3 million, respectively. During the six months ended June 30, 2019 and 2018, these hedges had the effect of increasing our cost of sales by $0.0 million and decreasing our cost of sales by $0.6 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2019 and 2018).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2019 and 2018 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2019	2018	Change	2019	2018	Change

Sales and marketing	$120,868	$127,138	(5)%	$238,419	$247,255	(4)%
Percentage of total net sales	36%	37%		37%	38%

Research and development	$68,257	$66,908	2%	$134,423	$128,751	4%
Percentage of total net sales	20%	20%		21%	20%

General and administrative	$29,044	$27,892	4%	$56,927	$55,170	3%
Percentage of total net sales	9%	8%		9%	8%

Total operating expenses	$218,169	$221,938	(2)%	$429,769	$431,176	—%
Percentage of total net sales	65%	65%		67%	66%

The year over year decrease in our operating expenses during the three months ended June 30, 2019 was primarily related to the following:
•$5 million decrease related to the year over year impact of changes in foreign currency exchange rates;
•$4 million increase due to additional stock-based compensation expense, primarily attributable to comparatively higher share prices on the grant date of unvested RSU awards;
•$3 million decrease in marketing and outside service costs;
•$1 million increase in our research and development expenses, primarily attributable to a decrease in our software development costs eligible for capitalization, as described in more detail below.

The year over year decrease in our operating expenses during the six months ended June 30, 2019 was primarily related to the following:
•$9 million decrease related to the year over year impact of changes in foreign currency exchange rates;
•$7 million increase due to additional stock-based compensation expense, primarily attributable to comparatively higher share prices on the grant date of unvested RSU awards;
•$6 million increase in our research and development expenses, primarily attributable to a decrease in our software development costs eligible for capitalization, as described in more detail below;
•$4 million decrease in personnel costs, primarily attributable to a decrease in variable compensation costs;
•$1 million decrease in marketing and outside service costs.

In the three months ended June 30, 2019, we capitalized $2.2 million of software development costs compared to $3.9 million in the three months ended June 30, 2018. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures have been recognized as operating expenses starting in the second quarter of 2018. We also expect amortization of previously capitalized software development costs will begin to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

Operating Income.  For the three months ended June 30, 2019 and 2018, operating income was $32 million and $37 million, respectively, a decrease of 13%. As a percentage of net sales, operating income was 9.7% and 10.8% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, operating income was $56 million and $65 million, respectively, a decrease of 14%. As a percentage of net sales, operating income was 8.6% and 10.0% for the six months ended June 30, 2019 and 2018, respectively. The decreases in operating income in absolute dollars for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three months ended June 30, 2019 and 2018, interest income was $2.0 million and $1.3 million, respectively. For the six months ended June 30, 2019 and 2018, interest income was $4.3 million and $2.3 million, respectively. Recently we have seen moderate declines to the yields for high quality investment alternatives that comply with our corporate investment policy which could negatively impact the amount of interest income from our investment portfolio for the remainder of 2019.

Net Foreign Exchange Loss.    For the three months ended June 30, 2019 and 2018, net foreign exchange loss was $(1.6) million and $(2.1) million, respectively. During the six months ended June 30, 2019 and 2018, net foreign exchange loss was $(1.2) million and $(1.1) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first half of 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. In the past, we have noted that volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and six months ended June 30, 2019.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss.” Our hedging strategy increased our foreign exchange loss by $(0.1) million and decreased our foreign exchange loss by $1.6 million in the three months ended June 30, 2019 and June 30, 2018, respectively. Our hedging strategy increased our foreign exchange loss by $(0.4) million and increased our foreign exchange loss by $(0.2) million in the six months ended June 30, 2019 and 2018, respectively.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended June 30, 2019 and 2018, our provision for income taxes reflected an effective tax rate of 13% and 11%, respectively. For the six months ended June 30, 2019 and 2018, our provision for income taxes reflected an effective tax rate of 12% and 14%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2018	11%	14%
Foreign taxes greater (less) than federal statutory rate	3%	2%
Global intangible low-taxed income inclusion	(1)%	(1)%
Change in unrecognized tax benefits	—%	(4)%
Employee share-based compensation	(1)%	—%
Research and development tax credit	(1)%	(1)%
State income taxes, net of federal benefit	1%	1%
Enhanced deduction for certain research and development	1%	1%
Effective tax rate at June 30, 2019	13%	12%

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
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Stock-based compensation
Cost of sales	$890	$846	$1,683	$1,571
Sales and marketing	5,140	3,617	9,515	6,956
Research and development	4,379	3,255	7,929	5,773
General and administrative	3,219	2,013	5,535	3,636
Provision for income taxes	(3,940)	(2,955)	(5,776)	(4,663)
Total	$9,688	$6,776	$18,886	$13,273

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Amortization of acquisition-related intangibles
Cost of sales	$841	$846	$1,692	$1,747
Sales and marketing	494	533	993	1,070
Research and development	28	28	56	56
Other income, net	162	—	162	—
Provision for income taxes	(192)	(178)	(386)	(370)
Total	$1,333	$1,229	$2,517	$2,503
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$—	$—	$—	$29
Sales and marketing	3,153	3,033	5,296	4,678
Research and development	311	893	656	1,103
General and administrative	616	553	1,528	1,165
Other (income) loss, net	—	709	—	709
Provision for income taxes	(1,010)	(1,630)	(1,850)	(2,183)
Total	$3,070	$3,558	$5,630	$5,501

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Capitalization and amortization of internally developed software costs
Cost of sales	$6,537	$6,494	$13,119	$12,324
Research and development	(2,218)	(3,676)	(4,497)	(11,343)
Provision for income taxes	(907)	(592)	(1,811)	(206)
Total	$3,412	$2,226	$6,811	$775

Liquidity and Capital Resources

Overview

At June 30, 2019, we had $440 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of June 30, 2019 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$42.9	$148.9	$191.8
	22%	78%
Short-term investments	$198.7	$49.2	$247.9
	80%	20%
Total cash, cash equivalents and short-term investments	$241.6	$198.1	$439.7
	55%	45%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2019	December 31,	Increase/
(In thousands)	(unaudited)	2018	(Decrease)

Working capital	$649,807	$739,236	$(89,429)
Cash and cash equivalents (1)	191,761	259,386	(67,625)
Short-term investments (1)	247,892	271,396	(23,504)
Total cash, cash equivalents and short-term investments	$439,653	$530,782	$(91,129)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations.

The primary driver of the net decrease in working capital between December 31, 2018 and June 30, 2019 was the $91 million decrease in total cash, cash equivalents, and short-term investments. Additionally, other changes in working capital were related to:

◦
"Accounts receivable, net" decreased by $20 million. Days sales outstanding (“DSO”) was relatively flat at 65 days at June 30, 2019, and December 31, 2018. The decrease in accounts receivable is primarily related to seasonal variations in our quarterly net sales.

◦
Inventory increased by $13 million to $207 million at June 30, 2019, from $194 million at December 31, 2018. Inventory turns were 1.6 and 1.8 at June 30, 2019 and December 31, 2018, respectively. The increase in inventory was primarily attributable to an increase in raw materials due to increased lead times and higher global demand for certain electronic components.

◦	Prepaid expenses and other current assets increased by $12 million which was primarily related to an increase in prepaid freight costs in addition to the timing of insurance and maintenance renewals.

◦	Accrued compensation decreased by $6 million which can be attributed to a decrease in payments expected under our company profit sharing and bonus plans.

◦	Accounts payable increased by $7 million, primarily due to the timing of payments for services.

◦	Accrued expenses and other liabilities decreased by $13 million due to the timing and amount of tax related payments.

◦
Operating lease liabilities, current. increased by $16 million which was entirely related to the adoption of the new leasing standard on January 1, 2019, as discussed in Note 1 - Basis of presentation and Note 8 - Leases.

◦Other taxes payable decreased by $2 million related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2019	2018
Cash provided by operating activities	$88,637	$98,852
Cash used in investing activities	(15,485)	(124,685)
Cash used in financing activities	(140,797)	(43,953)
Effect of exchange rate changes on cash	20	(2,759)
Net change in cash and cash equivalents	(67,625)	(72,545)
Cash and cash equivalents at beginning of year	259,386	290,164
Cash and cash equivalents at end of period	$191,761	$217,619

Operating Activities Cash provided by operating activities for the six months ended June 30, 2019 decreased by $10 million compared to the same period in 2018. This decrease was primarily due to a $15 million decrease in operating assets and liabilities, which was partially offset due to a $7 million increase in stock-based compensation.

Investing Activities Cash used for investing activities for the six months ended June 30, 2019 decreased by $109 million compared to the same period in 2018. This was primarily attributable to a net sale of short-term investments of $25 million compared to a net purchase of short-term investments of $90 million during the same period in 2018. Investing cash outflows related to capitalized software development decreased by $7 million compared to the same period in 2018 due to a decrease in development costs eligible for capitalization related to a recent shift for several of our software projects to a more iterative software development cycle. Due to this change in how we develop these software products, we expect the portion of software development expenditures that will be recognized as research and development expenses when incurred, and consequently, classified as operating cash flows, to increase in future periods.

Financing Activities Cash used by financing activities increased by $97 million for the six months ended June 30, 2019 compared to the same period in 2018. This was primarily related to an increase of $92 million in cash outflows used to repurchase 2,149,598 shares of our common stock and a $5 million increase in cash outflows related to the increase in our quarterly dividend offset by a $1 million increase in proceeds from issuance of our common stock under our employee stock purchase plan.

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019 (the “2018 Form 10-K”). At June 30, 2019, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2018 Form 10-K. See Note 8 - Leases for additional information regarding our non-cancellable operating lease obligations as of June 30, 2019.

Loan Agreement. As amended through April 27, 2018, the Loan Agreement provides for (i) a revolving line of credit of $5.0 million, (ii) a letter of credit sublimit under the line of credit of $5.0 million, and (iii) requires us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See Note 13 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. On June 25, 2019, we entered into an agreement to sell our 136,000 square foot office building and property located in Austin, TX. The expected proceeds from the sale are $33.6 million. The transaction is expected to close in the third quarter of 2019. Additionally, the enactment of the Tax Cuts and Jobs Act allows us to repatriate our foreign cash for domestic needs without additional taxation. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our unsecured revolving line of credit under our Loan Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Form 10-K and there were no material changes during the six months ended June 30, 2019 to this information reported in our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASU 2016-02, Leases and all of the related amendments. Although the new lease standard is not expected to have a material impact on our operating results on an ongoing basis, we did implement changes to our processes related to lease control activities, including information systems. These included the development of new policies based on identifying leases, determining lease commencement, calculating the present value of leases, determining the incremental borrowing rate and gathering information for required disclosures. There were no other changes in our internal control over financial reporting during the second quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as the impending Brexit, continued trade tensions and restrictions between the U.S. and other parts of the world, financial market volatility, tariffs or other trade restrictions, government austerity programs, government regulatory actions, negative financial news, geopolitical instability, declines in income or asset values, or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. Even if resolved, this could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies. We have made and expect to make significant investments in software development related to the new and enhanced features of our products. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

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

Revenue Derived from Systems Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We consider orders with a value greater than $20,000 as being indicative of our systems business. These orders have been and may continue to be more sensitive to changes in the global industrial economy, subject to greater discount variability and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $20,000.  To the extent that the amount of our net sales derived from systems orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility and see a greater negative impact from future downturns in the global industrial economy. Large orders may also have an impact on the historical seasonal pattern of our net sales and our results of operations. Large orders make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly the telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, and aerospace, defense and government. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Results of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

•	tariffs and trade restrictions imposed by the U.S. or other countries;

•	fluctuations in foreign currency exchange rates;

•	changes in global economic conditions;

•	changes in the amount of revenue derived from very large orders (including orders from our very large customers) and the pricing, margins, and other terms of such orders;

•	changes in the capacity utilization including at our facility in Malaysia;

•	changes in the mix of products sold;

•	the availability and pricing of components from third parties (especially limited sources);

•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;

•	changes in pricing policies by us, our competitors or suppliers;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	delays in product shipments caused by human error or other factors; or,

•	disruptions in transportation channels.

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

 Our Income Tax Rate Could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15-year tax holiday effective January 1, 2013. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See Note 9 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are only available through limited sources. Limited source items purchased include custom application-specific integrated circuits, chassis and other components. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of June 30, 2019. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Provisions in Our Charter Documents and Delaware Law May Delay or Prevent an Acquisition of Us. Our certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of June 30, 2019 with respect to the shares of our common stock that we repurchased during the second quarter of 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2019 to April 30, 2019	—	—	—	2,964,902

May 1, 2019 to May 31, 2019	1,114,500	41.25	1,114,500	1,850,402

June 1, 2019 to June 30, 2019	—	—	—	1,850,402
Total	1,114,500	$41.25	1,114,500	1,850,402
(1) On January 23, 2019, our Board of Directors amended our repurchase plan approved on April 21, 2010 to increase the aggregate number of shares of common stock that we are authorized to repurchase from 1,134,247 to 4,000,000. At June 30, 2019, there were 1,850,402 shares available for repurchase under such plan. This repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

None.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
10.1(4)	Form of Indemnification Agreement.
10.2 (5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20 (23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.26(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.27(30)	Employment Agreement between the Company and Alexander M. Davern, dated August 29, 2016 and effective January 1, 2017.*†
10.28(31)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.29(32)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender.
10.30(33)	Offer Letter between the Company and Eric H. Starkloff dated October 23, 2018. *†
10.31(34)	Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.32(35)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting).*
10.33
Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated June 25, 2019, and the Reinstatement and First Amendment to Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated July 11, 2019.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to exhibit 3.1 filed with the Company’s Form 8-K on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-A on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on March 30, 2017.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A of the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 filed with the Company’s Form 10-Q on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to exhibit 10.4 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 filed with the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 filed with the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B of the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 filed with the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 filed with the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 filed with the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 filed with the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 filed with the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C of the Company’s Proxy Statement filed on April 1, 2015.

(28)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.26 filed with the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.27 filed with the Company’s Form 10-Q filed on October 31, 2016.
(31)	Incorporated by reference to exhibit 10.29 filed with the Company’s Form 10-Q filed on May 1, 2017.
(32)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on May 1, 2018.
(33)	Incorporated by reference to exhibit 10.30 filed with the Company's Form 10-Q on October 31, 2018.
(34)	Incorporated by reference to exhibit 10.1 filed with the Company's Form 8-K on January 28, 2019.
(35)	Incorporated by reference to exhibit 10.32 filed with the Company's Form 10-Q on May 1, 2019.
*	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and submitted separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 2, 2019

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿