Form 10-Q
period 2019-09-30
NATIONAL INSTRUMENTS CORP
filed 2019-10-31
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________
Commission file number:  0-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11500 North MoPac Expressway
Austin,	78759
Texas
(address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	NATI	Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2019
Common Stock, $0.01 par value	131,059,097

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$222,773	$259,386
Short-term investments	209,416	271,396
Accounts receivable, net	224,305	242,955
Inventories, net	206,727	194,146
Prepaid expenses and other current assets	66,313	54,337
Total current assets	929,534	1,022,220
Property and equipment, net	239,140	245,201
Goodwill	259,430	264,530
Intangible assets, net	91,162	110,783
Operating lease right-of-use assets	63,766	—
Other long-term assets	45,289	28,501
Total assets	$1,628,321	$1,671,235
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$56,839	$48,388
Accrued compensation	43,109	45,821
Deferred revenue - current	124,386	127,288
Other lease liabilities - current	14,038	—
Other current liabilities	22,761	25,913
Other taxes payable	31,958	35,574
Total current liabilities	293,091	282,984
Deferred income taxes	25,949	25,457
Liability for uncertain tax positions	7,631	9,775
Income tax payable - non-current	67,046	74,546
Deferred revenue - non-current	31,920	32,636
Operating lease liabilities - non-current	33,112	—
Other long-term liabilities	7,411	7,479
Total liabilities	466,160	432,877
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,059,097 shares and 132,655,941 shares issued and outstanding, respectively	1,311	1,327
Additional paid-in capital	939,121	897,544
Retained earnings	245,465	356,418
Accumulated other comprehensive loss	(23,736)	(16,931)
Total stockholders’ equity	1,162,161	1,238,358
Total liabilities and stockholders’ equity	$1,628,321	$1,671,235

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales:
Product	$305,247	$310,216	$882,747	$897,355
Software maintenance	35,195	35,911	103,000	101,678
Total net sales	340,442	346,127	985,747	999,033

Cost of sales:
Product	84,127	87,082	240,056	239,205
Software maintenance	1,788	1,933	5,700	6,493
Total cost of sales	85,915	89,015	245,756	245,698

Gross profit	254,527	257,112	739,991	753,335

Operating expenses:
Sales and marketing	113,922	118,220	352,340	365,474
Research and development	66,558	66,170	200,981	194,921
General and administrative	35,711	26,712	92,639	81,882
Gain on sale of assets	(26,842)	—	(26,842)	—
Total operating expenses	189,349	211,102	619,118	642,277

Operating income	65,178	46,010	120,873	111,058

Other income:
Interest income	1,930	1,539	6,187	3,845
Net foreign exchange loss	(378)	(956)	(1,623)	(2,082)
Other gain, net	697	1,782	815	169
Income before income taxes	67,427	48,375	126,252	112,990
Provision for income taxes	15,783	5,181	22,697	14,474

Net income	$51,644	$43,194	$103,555	$98,516

Basic earnings per share	$0.39	$0.33	$0.79	$0.75

Weighted average shares outstanding - basic	131,385	132,357	131,896	131,792

Diluted earnings per share	$0.39	$0.32	$0.78	$0.74

Weighted average shares outstanding - diluted	131,889	133,197	132,890	133,067

Dividends declared per share	$0.25	$0.23	$0.75	$0.69
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$51,644	$43,194	$103,555	$98,516
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(8,500)	(1,359)	(9,303)	(7,360)
Unrealized (loss) gain on securities available-for-sale	(419)	154	1,494	(404)
Unrealized gain on derivative instruments	1,627	3,316	1,359	11,578
Other comprehensive (loss) income, before tax	(7,292)	2,111	(6,450)	3,814
Tax expense related to items of other comprehensive income	414	720	355	2,479
Other comprehensive (loss) income, net of tax	(7,706)	1,391	(6,805)	1,335
Comprehensive income	$43,938	$44,585	$96,750	$99,851

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net income	$103,555	$98,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,546	53,735
Stock-based compensation	38,054	27,492
Disposal gain on sale of assets	(26,842)	—
Deferred income taxes	(1,461)	732
Changes in operating assets and liabilities	(18,507)	6,862
Net cash provided by operating activities	149,345	187,337

Cash flow from investing activities:
Capital expenditures	(47,183)	(27,373)
Proceeds from sale of assets	32,492	—
Capitalization of internally developed software	(7,179)	(13,152)
Additions to other intangibles	(1,132)	(5,165)
Acquisitions of equity-method investments	(13,670)	—
Purchases of short-term investments	(141,074)	(172,462)
Sales and maturities of short-term investments	204,046	122,726
Net cash provided by (used in) investing activities	26,300	(95,426)

Cash flow from financing activities:
Proceeds from issuance of common stock	25,823	24,424
Repurchase of common stock	(137,171)	—
Dividends paid	(99,083)	(91,034)
Net cash used in financing activities	(210,431)	(66,610)

Effect of exchange rate changes on cash	(1,827)	(4,084)

Net change in cash and cash equivalents	(36,613)	21,217
Cash and cash equivalents at beginning of period	259,386	290,164
Cash and cash equivalents at end of period	$222,773	$311,381

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2019	131,884,775	$1,319	$924,801	$264,484	$(16,030)	$1,174,574
Net income	—	—	—	51,644	—	51,644
Other comprehensive loss, net of tax	—	—	—	—	(7,706)	(7,706)
Issuance of common stock under employee plans	230,400	3	8,175	—	—	8,178
Stock-based compensation	—	—	13,284	—	—	13,284
Repurchase of common stock	(1,056,078)	(11)	(7,139)	(37,647)	—	(44,797)
Dividends paid (1)	—	—	—	(33,016)	—	(33,016)
Balance at September 30, 2019	131,059,097	1,311	939,121	245,465	(23,736)	1,162,161

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2018	132,655,941	1,327	897,544	356,418	(16,931)	1,238,358
Net income	—	—	—	103,555	—	103,555
Other comprehensive loss, net of tax	—	—	—	—	(6,805)	(6,805)
Issuance of common stock under employee plans	1,608,832	16	25,807	—	—	25,823
Stock-based compensation	—	—	37,484	—	—	37,484
Repurchase of common stock	(3,205,676)	(32)	(21,714)	(115,425)	—	(137,171)
Dividends paid (1)	—	—	—	(99,083)	—	(99,083)
Balance at September 30, 2019	131,059,097	$1,311	$939,121	$245,465	$(23,736)	$1,162,161
(1) Cash dividends declared per share of common stock were $0.25 for the three months ended September 30, 2019, and $0.75 for the nine months ended September 30, 2019.

The accompanying notes are an integral part of these financial statements.

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2018	132,208,105	$1,322	$864,314	$316,607	$(16,565)	$1,165,678
Net income	—	—	—	43,194	—	43,194
Other comprehensive income, net of tax	—	—	—	—	1,391	1,391
Issuance of common stock under employee plans	224,489	2	7,800	—	—	7,802
Stock-based compensation	—	—	9,303	—	—	9,303
Dividends paid (1)	—	—	—	(30,459)	—	(30,459)
Balance at September 30, 2018	132,432,594	1,324	881,417	329,342	(15,174)	1,196,909

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2017	130,978,947	1,310	829,979	313,241	(16,509)	1,128,021
Net income	—	—	—	98,516	—	98,516
Other comprehensive income, net of tax	—	—	—	—	1,335	1,335
Issuance of common stock under employee plans	1,453,647	14	24,409	—	—	24,423
Stock-based compensation	—	—	27,029	—	—	27,029
Adoption of ASU 2014-09	—	—	—	8,619	—	8,619
Dividends paid (1)	—	—	—	(91,034)	—	(91,034)
Balance at September 30, 2018	132,432,594	$1,324	$881,417	$329,342	$(15,174)	$1,196,909
(1) Cash dividends declared per share of common stock were $0.23 for the three months ended September 30, 2018, $0.69 for the nine months ended September 30, 2018.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2019 and December 31, 2018, the results of our operations and comprehensive income for three and nine months ended September 30, 2019 and 2018, the cash flows for the nine months ended September 30, 2019 and 2018 and the statement of stockholder's equity for the three and nine months ended September 30, 2019. Our operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Gain on Sale of Assets

During the three months ended September 30, 2019, we recognized a gain of $26.8 million from the sale of our 136,000 square foot office building and property located at 6504 Bridgepoint Parkway, Austin, Texas (the "Millennium Property"). At the time of sale, we did not occupy the building and had been leasing the building to third parties for several years. The disposal gain is presented as "Gain on sale of assets" in the Consolidated Statements of Income.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended (the "new lease standard"), establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new lease standard on January 1, 2019 and used the effective date as our date of initial adoption. Consequently, financial information will not be updated and the disclosures required under the new lease standard will not be provided for earlier periods.

We have completed a qualitative and quantitative assessment of our lease portfolio, in which the new lease standard had a material impact on our consolidated balance sheet but did not have an impact on our consolidated income statement. Upon adoption, we recognized lease liabilities of approximately $52 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. Additionally, we also reclassified approximately $19 million from "Property, plant and equipment, net" to "Operating lease right-of-use assets" related to prepaid leasehold land.

The new lease standard provides a number of optional practical expedients in transition. We elected the "package of practical expedients", which permits us not to reassess under the new lease standard our prior conclusions about lease identification, lease classification and initial direct costs. The new lease standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for our office leases.

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

Summary of Significant Accounting Policies

As discussed above, we adopted the new lease standard as of January 1, 2019. The impact of this new guidance on our accounting policies and financial statements is described below. Additionally, in the first quarter of 2019, we granted performance-based restricted stock units to certain executives under our 2015 Equity Incentive Plan ("PRSUs"). The PRSU awards granted during the nine months ended September 30, 2019 include a market condition as defined by ASC 718. The impact of the new equity awards on our accounting policies is described below. There were no other significant changes in our accounting policies during the nine months ended September 30, 2019 compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Stock-Based Compensation

Stock-based compensation costs are based on the fair value on the date of grant for all restricted stock units ("RSUs") and on the date of enrollment for the employee stock purchase plan. We recognize compensation expense ratably over the requisite service period of the awards. PRSUs are RSU awards that vest based on a market condition. The market condition currently used is our stockholder return relative to the total stockholder return of the companies included in the Russell 2000 Index at the end of the three-year performance period. Up to 200% of the full target number of shares subject to each PRSU award are eligible to be earned after the completion of the three-year performance period based on our total stockholder return relative to the total stockholder return of the Russell 2000 Index.

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

Leases

We determine whether an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current) on our consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheet.

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

We have lease agreements with lease and non-lease components. For office leases, we account for the lease and non-lease components as a single lease component. For certain leases, such as equipment and vehicles, we account for the lease and non-lease components separately. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. Refer to Note 8 - Leases for additional information on our leasing activities.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes RSUs, is computed using the treasury stock method. The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Weighted average shares outstanding-basic	131,385	132,357	131,896	131,792
Plus: Common share equivalents
RSUs	504	840	994	1,275
Weighted average shares outstanding-diluted	131,889	133,197	132,890	133,067

Stock awards to acquire 1,611,000 shares and 36,600 shares for the three months ended September 30, 2019 and 2018, respectively, and 568,000 shares and 537,000 shares for the nine months ended September 30, 2019 and 2018, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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

Enterprise-wide term licenses: Residual method

Extended hardware warranty	Ratably over the course of the support contract (over time)	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions
Other related support offerings	As work is performed (over time) or training course is delivered (point-in-time)	Within 30-90 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance revenue
Software maintenance	Ratably over the course of the support contract (over time)	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada and Latin America), EMEIA (Europe, Middle East, India and Africa) and APAC (Australia, New Zealand, Southeast Asia, China, South Korea and Japan). Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended September 30,
(In thousands)		(Unaudited)
	2019			2018

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$119,895	$23,222	$143,117	$118,725	$24,191	$142,916
EMEIA	75,443	20,247	95,690	79,952	19,461	99,413
APAC	92,794	8,841	101,635	95,837	7,961	103,798
Total net sales(1)	$288,132	$52,310	$340,442	$294,514	$51,613	$346,127
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities for more information on the impact of our hedging activities on our results of operations

		Nine Months Ended September 30,
(In thousands)		(Unaudited)
	2019			2018

Net sales:	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$325,349	$69,337	$394,686	$327,958	$64,471	$392,429
EMEIA	234,409	59,121	293,530	257,346	57,520	314,866
APAC	272,375	25,156	297,531	267,773	23,965	291,738
Total net sales(1)	$832,133	$153,614	$985,747	$853,077	$145,956	$999,033
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

Changes in deferred revenue, current and long-term, during the nine months ended September 30, 2019 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2018	$159,924
Deferral of revenue billed in current period, net of recognition	149,961
Recognition of revenue deferred in prior periods	(150,762)
Foreign currency translation impact	(2,817)
Balance as of September 30, 2019 (unaudited)	$156,306

For the nine months ended September 30, 2019, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the nine months ended September 30, 2019, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $57 million as of September 30, 2019. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of September 30, 2019, we expect to recognize approximately 13% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 45% during 2020, and 42% thereafter.

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

	As of September 30, 2019
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$208,480	$1,072	$(159)	$209,393
Time deposits	23	—	—	23
Total Short-term investments	$208,503	$1,072	$(159)	$209,416

(In thousands)	As of December 31, 2018
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$235,045	$726	$(1,298)	$234,473
U.S. treasuries and agencies	36,932	2	(11)	36,923
Total Short-term investments	$271,977	$728	$(1,309)	$271,396

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

	As of September 30, 2019
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$69,120	$69,406
Due in 1 to 5 years	139,383	140,010
Total available-for-sale debt securities	$208,503	$209,416

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$69,097	$69,383
Time deposits	23	23
Total available-for-sale debt securities	$69,120	$69,406

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$139,383	$140,010
Total available-for-sale debt securities	$139,383	$140,010

Equity-Method Investments

The carrying value of our equity method investments was $16 million as of September 30, 2019. Our proportionate share of the income from equity-method investments was not material for the periods presented.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$106,327	$106,327	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	209,393	—	209,393	—
Time deposits	23	23	—	—
Derivatives	15,597	—	15,597	—
Total Assets	$331,340	$106,350	$224,990	$—

Liabilities
Derivatives	$(6,282)	$—	$(6,282)	$—
Total Liabilities	$(6,282)	$—	$(6,282)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,094	$62,094	$—	$—
Corporate notes and bonds	9,979	—	9,979	—
Short-term investments available for sale:
Corporate bonds	234,473	—	234,473	—
U.S. treasuries and agencies	36,923	—	36,923	—
Derivatives	9,369	—	9,369	—
Total Assets	$352,838	$62,094	$290,744	$—

Liabilities
Derivatives	$(1,483)	$—	$(1,483)	$—
Total Liabilities	$(1,483)	$—	$(1,483)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2019. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2019.

As of September 30, 2019, our short-term investments did not include sovereign debt from any country other than the United States.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 50 countries. Sales outside of the Americas accounted for approximately 58% and 59% of our net sales during the three months ended September 30, 2019 and 2018, respectively, and approximately 60% and 61% of our net sales during the nine months ended September 30, 2019 and 2018, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won and Chinese yuan) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings or expenses during the current period and are classified as a component of “net foreign exchange loss.” Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2019	As of December 31,
	(Unaudited)	2018
British pound	$17,748	$9,948
Chinese yuan	52,937	45,520
Euro	158,214	134,654
Hungarian forint	102,732	35,384
Japanese yen	54,094	15,141
Korean won	9,401	8,331
Malaysian ringgit	28,258	27,778
Total forward contracts notional amount	$423,384	$276,756

The contracts in the foregoing table had contractual maturities of 39 months or less and 24 months or less at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, we expect to reclassify $11.6 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.9 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $1.3 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2019. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the nine months ended September 30, 2019 and 2018 and are included as a component of net income under the line item “net foreign exchange loss.”

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange loss.” As of September 30, 2019 and December 31, 2018, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $47 million and $71 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively.

	Asset Derivatives
	September 30, 2019		December 31, 2018
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$11,855	Prepaid expenses and other current assets	$7,594

Foreign exchange contracts - LT forwards	Other long-term assets	3,480	Other long-term assets	1,380
Total derivatives designated as hedging instruments		$15,335		$8,974

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$262	Prepaid expenses and other current assets	$395
Total derivatives not designated as hedging instruments		$262		$395

Total derivatives		$15,597		$9,369

	Liability Derivatives
	September 30, 2019		December 31, 2018
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(3,461)	Other current liabilities	$(662)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,362)	Other long-term liabilities	(191)
Total derivatives designated as hedging instruments		$(5,823)		$(853)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(459)	Other current liabilities	$(630)
Total derivatives not designated as hedging instruments		$(459)		$(630)

Total derivatives		$(6,282)		$(1,483)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for three months ended September 30, 2019 and 2018, respectively:

September 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$6,736	Net sales	$3,291

Foreign exchange contracts - forwards	(2,946)	Cost of sales	(176)

Foreign exchange contracts - forwards	(2,163)	Operating expenses	(112)
Total	$1,627		$3,003

September 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$3,569	Net sales	$1,424

Foreign exchange contracts - forwards	(96)	Cost of sales	74

Foreign exchange contracts - forwards	(157)	Operating expenses	111
Total	$3,316		$1,609

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2019	September 30, 2018
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$287	865

Total		$287	$865

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018, respectively:

September 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$7,186	Net sales	$7,687

Foreign exchange contracts - forwards	(3,386)	Cost of sales	(217)

Foreign exchange contracts - forwards	(2,441)	Operating expenses	(158)
Total	1,359		$7,312

September 30, 2018
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$16,128	Net sales	$(2,491)

Foreign exchange contracts - forwards	(2,422)	Cost of sales	717

Foreign exchange contracts - forwards	(2,128)	Operating expenses	888
Total	$11,578		$(886)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2019	September 30, 2018
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(82)	678
Total		$(82)	$678

໿
Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2019	December 31,
(In thousands)	(Unaudited)	2018

Raw materials	$107,270	$98,346
Work-in-process	11,589	9,306
Finished goods	87,868	86,494
Total	$206,727	$194,146

Note 7 – Intangible assets, net

Intangible assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
(In thousands)	(Unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$125,787	$(64,710)	$61,077	$123,842	$(49,299)	$74,543
Acquired technology	91,430	(86,676)	4,754	92,236	(84,962)	7,274
Patents	35,503	(23,213)	12,290	34,427	(21,725)	12,702
Other	44,251	(31,210)	13,041	46,437	(30,173)	16,264
Total	$296,971	$(205,809)	$91,162	$296,942	$(186,159)	$110,783

Software development costs capitalized for the three months ended September 30, 2019 and 2018 were $2.8 million and $1.9 million, respectively, and related amortization expense was $7.1 million and $6.9 million, respectively. For the nine months ended September 30, 2019 and 2018, capitalized software development costs were $7.5 million and $13.8 million, respectively, and related amortization expense was $20.9 million and $19.9 million, respectively. Capitalized software development costs for the three months ended September 30, 2019 and 2018 included costs related to stock-based compensation of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, capitalized software development costs included costs related to stock-based compensation of $0.3 million and $0.6 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.2 million and $9.0 million for the three months ended September 30, 2019 and 2018, respectively, and $27.3 million and $26.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill

The carrying amount of goodwill as of September 30, 2019, was as follows:

Amount
(In thousands)
Balance as of December 31, 2018	$264,530
Foreign currency translation impact	(5,100)
Balance as of September 30, 2019 (unaudited)	$259,430

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

No impairment of goodwill was identified during the nine months ended September 30, 2019 or the twelve months ended December 31, 2018.

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

The components of operating lease expense were as follows (unaudited):

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating Lease Cost (a)	$5,456	$16,951
(a) includes variable and short-term lease costs
Supplemental cash flow information related to operating leases were as follows (unaudited):

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,097	$13,071
Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$750	$9,886

Maturities of lease liabilities as of September 30, 2019 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2019 (Excluding the nine months ended September 30, 2019)	$4,590
2020	15,008
2021	10,176
2022	6,835
2023	5,272
Thereafter	13,649
Total future minimum lease payments	55,530
Less imputed interest	(8,380)
Total	$47,150

Weighted Average Remaining Lease Term (years)
Operating Leases	5.09

Weighted Average Discount Rate
Operating Leases	5.1%

As of September 30, 2019, we have additional operating leases, that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $80 million at September 30, 2019 and December 31, 2018. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $7.6 million and $9.8 million of unrecognized tax benefits at September 30, 2019 and December 31, 2018, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.7 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, as a result of the tax positions taken during these and prior periods. We recorded a gross decrease in unrecognized tax benefits of $1.5 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, as a result of closing open tax years. As of September 30, 2019, it is reasonably possible that we will recognize tax benefits in the amount of $2.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2019, we had approximately $0.6 million accrued for interest related to uncertain tax positions. The tax years 2012 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 23% and 11% for the three months ended September 30, 2019 and 2018, respectively, and 18% and 13% for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of state income taxes, the U.S. tax on global intangible low-taxed income, nondeductible officer compensation, and an adjustment to the one-time transition tax on deferred foreign income, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, a decrease in unrecognized tax benefits resulting from the closing of open tax years, and the deduction for foreign-derived deduction eligible income. For the nine months ended September 30, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, excess tax benefits from share-based compensation, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit and the deduction for foreign-derived deduction eligible income, offset by state income taxes, the U.S. tax on global intangible low-taxed income, nondeductible officer compensation, and an adjustment to the one-time transition tax on deferred foreign income. For the three and nine months ended September 30, 2018, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the research and development tax credit, excess tax benefits from share-based compensation, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, the deduction for foreign-derived deduction eligible income, and an adjustment to the one-time transition tax on deferred foreign income, offset by the U.S. tax on global intangible low-taxed income.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $1.6 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2027. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three and nine months ended September 30, 2019 were approximately $1.8 million and $3.1 million, respectively. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2018 were approximately $0.8 million and $1.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2019 was a benefit of $0.01 and $0.02, respectively. The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2018 was a benefit of $0.01.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2019 and 2018, consisted of the following:

	September 30, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive (loss) income	(9,303)	1,494	8,671	862
Reclassified from accumulated OCI into income	—	—	(7,312)	(7,312)
Income tax expense (benefit)	—	(11)	366	355
Balance as of September 30, 2019	$(31,788)	$197	$7,855	$(23,736)

	September 30, 2018
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2017	$(12,717)	$(782)	(3,010)	$(16,509)
Current-period other comprehensive income (loss)	(7,360)	(404)	10,692	2,928
Reclassified from accumulated OCI into income	—	—	886	886
Income tax expense	—	30	2,449	2,479
Balance as of September 30, 2018	$(20,077)	$(1,216)	$6,119	$(15,174)

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

Restricted stock plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan (the “1994 Plan”) which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2010 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants and employees and consultants of any subsidiary. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under these plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants and employees and consultants of any subsidiary and such awards may be subject to performance-based vesting conditions. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. There were 1,934,762 shares available for grant under the 2015 Plan at September 30, 2019.

During the nine months ended September 30, 2019, we granted PRSUs to certain executives under our 2015 Plan. Refer to the "Summary of Significant Accounting Policies" in Note 1 - Basis of presentation for additional discussion regarding the impact of these grants on our accounting policies and related estimates.

Employee stock purchase plan

Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2019, we had 4,295,207 shares of common stock reserved for future issuance under this plan. We issued 699,837 shares under this plan in the nine months ended September 30, 2019 and the weighted average purchase price was $36.90 per share. During the nine months ended September 30, 2019, we did not make any changes in accounting principles or methods of estimates with respect to such plan.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at September 30, 2019.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, during the three months ended September 30, 2019, we repurchased 1,056,078 shares of our common stock at a weighted average price per share at $42.42 and during the nine months ended September 30, 2019, we repurchased 3,205,676 shares of our common stock at a weighted average price per share of $42.79. We did not repurchase any shares during the nine months ended September 30, 2018. At September 30, 2019, there were 794,324 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas, EMEIA and APAC. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

Based on the billing location of the customer, total sales outside the U.S. for the three months ended September 30, 2019 and 2018 were $208 million and $213 million, respectively, and $617 million and $635 million for the nine months ended September 30, 2019 and 2018, respectively. Total property and equipment, net, outside the U.S. was $126 million as of September 30, 2019 and $132 million at December 31, 2018, respectively. Revenues and long-lived assets attributable to each individual foreign country outside the U.S. were not material.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). The Loan Agreement provided for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Original Maturity Date”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50 million to $125 million, (ii) extend the Original Maturity Date of the line of credit from May 9, 2018 to October 29, 2020 (the "Amended Maturity Date"), and (iii) provide us with an option to request increases to the line of credit of up to an additional $25 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.13% to 2.00%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Amended Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.18% to 0.30%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of September 30, 2019, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of September 30, 2019, we had no outstanding borrowings under this line of credit. During the three and nine months ended September 30, 2019 and September 30, 2018, we incurred no interest expense. As of September 30, 2019 and September 30, 2018, the weighted-average interest rate on the revolving line of credit was 3.2% and 3.4%, respectively.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2019	2018
Balance at the beginning of the period	$3,173	$2,846
Accruals for warranties issued during the period	1,665	2,224
Accruals related to pre-existing warranties	(441)	335
Settlements made (in cash or in kind) during the period	(1,899)	(2,235)
Balance at the end of the period	$2,498	$3,170

As of September 30, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.4 million over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to optimize our processes, reduce job duplication, evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of our headcount reductions will vary.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Cost of sales	$—	(179)	$—	(150)
Research and development	34	631	690	1,607
Sales and marketing	2,993	3,676	7,958	8,354
General and administrative	990	373	2,512	1,538
Total restructuring and other related costs	$4,017	4,501	$11,160	11,349

A summary of balances and activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2018	$3,506
Income statement expense	11,160
Cash payments	(10,503)
Balance as of September 30, 2019	$4,163

The restructuring  liability of  $4.2 million  at  September 30, 2019  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Subsequent events

On October 23, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on December 2, 2019, to stockholders of record on November 11, 2019.

On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “are encouraged by,” "are cautious", "are optimistic", or “estimate”; statements of “goals” or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” beginning on page 46, and in the discussion below. Readers are also encouraged to refer to the documents regularly filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion of our business and the risks attendant thereto.

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

We sell automated test and automated measurement systems in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are advanced research, automated test equipment, automotive, commercial aerospace, computers and electronics, consumer electronics, continuous process manufacturing, education, government/defense, medical research/pharmaceutical, power/energy, semiconductors, and telecommunications.

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value-added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 58% and 59% of our net sales during the three months ended September 30, 2019 and 2018, respectively, and approximately 60% and 61% of our net sales during the nine months ended September 30, 2019 and 2018, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total net sales will continue to be derived from international sales. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales).

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

Current business outlook

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. For the three months ended September 30, 2019, the average of the Global PMI was 49.5 and the average of the new order element of the Global PMI was 49.2. For the nine months ended September 30, 2019, the average of the Global PMI was 50.0 and the average of the new order element of the Global PMI was 49.6. A Global PMI of 50.0 is a neutral rating, a number greater than 50.0 is indicative of expansion and a number less than 50.0 is indicative of contraction.

We continue to face headwinds related to global trade tensions and softening demand as a result of the slowdown in the global industrial economy. These factors could have an adverse effect on the spending patterns of businesses, including our current and potential customers, which could negatively impact our revenues and results of operations. We remain cautious about economic uncertainty indicated by these headwinds along with the weakened Global PMI. We remain committed to operational excellence and the disciplined execution of our long-term growth strategy and we remain optimistic about our long-term position in the industry through our differentiated software-centric platform and the increased system-level value we deliver to our customers to help them decrease their time to market.

Since the first quarter of 2017, we have been taking steps to optimize our processes, reduce job duplication, evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. We incurred $3 million in severance and other restructuring-related charges, net of tax during the three months ended September 30, 2019. The timing and scope of any future headcount reductions will vary.

During the three and nine months ended September 30, 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. This volatility had a negative impact on our net sales and results of operations for the three and nine months ended September 30, 2019. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and nine months ended September 30, 2019. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Net sales:
Americas	42.0%	41.3%	40.0%	39.3%
EMEIA	28.1	28.7	29.8	31.5
APAC	29.9	30.0	30.2	29.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	25.2	25.7	24.9	24.6
Gross profit	74.8	74.3	75.1	75.4
Operating expenses:
Sales and marketing	33.5	34.2	35.7	36.6
Research and development	19.6	19.1	20.4	19.5
General and administrative	10.5	7.7	9.4	8.2
Gain on sale of asset	(7.9)	—	(2.7)	—
Total operating expenses	55.6	61.0	62.8	64.3
Operating income	19.1	13.3	12.3	11.1
Other income (expense):
Interest income	0.6	0.4	0.6	0.4
Net foreign exchange loss	(0.1)	(0.3)	(0.2)	(0.2)
Other gain (loss), net	0.2	0.5	0.1	—
Income before income taxes	19.8	14.0	12.8	11.3
Provision for income taxes	4.6	1.5	2.3	1.4
Net income	15.2%	12.5%	10.5%	9.9%
  Figures may not sum due to rounding.

Results of Operations for the three and nine months ended September 30, 2019 and 2018

Net Sales.  The following table sets forth our net sales for the three and nine months ended September 30, 2019 and 2018 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Product sales	$305.2	$310.2	(5.0)	(2)%	$882.7	$897.4	(14.6)	(2)%
Software maintenance sales	35.2	35.9	(0.7)	(2)%	103.0	101.7	1.3	1%
Total net sales	$340.4	$346.1	(5.7)	(2)%	$985.7	$999.0	(13.3)	(1)%
Figures may not sum due to rounding.

The slight decreases in our net sales during the three and nine month periods ended September 30, 2019 were primarily related to the adverse impact of changes in foreign currency exchange rates. Orders with a value greater than $20,000 decreased by 4% year over year during the three months ended September 30, 2019, compared to the year over year increase of 21% in the three months ended September 30, 2018. During the nine months ended September 30, 2019, orders with a value greater than $20,000 decreased by 1% year over year compared to the year over year increase of 16% in the nine months ended September 30, 2018.

During the three months ended September 30, 2019 and 2018, orders over $20,000 were 60% and 59% of our total orders, respectively, and for the nine months ended September 30, 2019 and 2018, these orders were 59% and 58% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three and nine months ended September 30, 2019 and 2018 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Americas	$143.1	$142.9	0.2	—%	$394.7	$392.4	2.3	1%
Percentage of total net sales	42.0%	41.3%			40.0%	39.3%

EMEIA	95.7	$99.4	(3.7)	(4)%	293.5	314.9	(21.3)	(7)%
Percentage of total net sales	28.1%	28.7%			29.8%	31.5%

APAC	$101.6	$103.8	(2.2)	(2)%	297.5	291.7	5.8	2%
Percentage of total net sales	29.9%	30.0%			30.2%	29.2%

Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and nine months ended September 30, 2018). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended September 30, 2019
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$142.9	0.3	0.2%	(0.1)	(0.1)%	$143.1
EMEIA	$99.4	(2.0)	(2.0)%	(1.7)	(1.7)%	$95.7
APAC	$103.8	—	—%	(2.2)	(2.1)%	$101.6
Total net sales	$346.1	(1.7)	(0.5)%	(4.0)	(1.2)%	$340.4

	Nine Months Ended September 30, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months Ended September 30, 2019
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$392.4	3.0	0.8%	(0.8)	(0.2)%	$394.7
EMEIA	$314.9	(12.8)	(4.1)%	(8.5)	(2.7)%	$293.5
APAC	$291.7	13.1	4.5%	(7.3)	(2.5)%	$297.5
Total net sales	$999.0	3.3	0.3%	(16.6)	(1.7)%	$985.7

  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2019 and 2018, these hedges had the effect of increasing our net sales by $3.3 million and increasing our net sales by $1.4 million, respectively. During the nine months ended September 30, 2019 and 2018, these hedges had the effect of increasing our net sales by $7.7 million and decreasing our net sales by $2.5 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2019 and 2018).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2019 and 2018 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2019	2018	2019	2018

Gross Profit	$254.5	$257.1	$740.0	$753.3
% change compared with prior period	(1.0)%		(1.8)%
Gross Profit as a percentage of net sales	74.8%	74.3%	75.1%	75.4%

The decreases in our gross profit during the three and nine months ended September 30, 2019, compared to the same periods in 2018 are primarily attributable to lower net sales. The increase in our gross profit as a percentage of net sales for the three months ended September 30, 2019, compared to the same period in 2018 is primarily attributable to lower restructuring charges partially offset by unfavorable changes in foreign currency exchange rates. The decrease in our gross profit as a percentage of net sales for the nine months ended September 30, 2019, compared to the same period in 2018 is primarily attributable to unfavorable changes in foreign currency exchange rates. For the three months ended September 30, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $0.7 million and increasing our cost of sales by $0.02 million, respectively. For the nine months ended September 30, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $3.6 million and increasing our cost of sales by $4.0 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2019 and 2018, these hedges had the effect of increasing our cost of sales by $0.2 million and decreasing our cost of sales by $0.1 million, respectively. During the nine months ended September 30, 2019 and 2018, these hedges had the effect of increasing our cost of sales by $0.2 million and decreasing our cost of sales by $0.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2019 and 2018).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and nine months ended September 30, 2019 and 2018, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2019	2018	Change	2019	2018	Change

Sales and marketing	$113,922	$118,220	(4)%	$352,340	$365,474	(4)%
Percentage of total net sales	33%	34%		36%	37%

Research and development	$66,558	$66,170	1%	$200,981	$194,921	3%
Percentage of total net sales	20%	19%		20%	20%

General and administrative	$35,711	$26,712	34%	$92,639	$81,882	13%
Percentage of total net sales	10%	8%		9%	8%

Gain on sale of assets	$(26,842)	$—	100%	$(26,842)	$—	100%
Percentage of total net sales	(8)%	—%		(3)%	—%

Total operating expenses	$189,349	$211,102	(10)%	$619,118	$642,277	(4)%
Percentage of total net sales	56%	61%		63%	64%

As previously disclosed, on August 29, 2019, we sold Millennium Property and recognized a gain on the sale of $26.8 million, which is presented as "Gain on sale of assets" on the Consolidated Statements of Income.

The year over year increase of $5 million in our operating expenses, excluding the gain on sale of assets, during the three months ended September 30, 2019 was primarily related to the following:

•$7 million increase due to a charitable contribution to a donor-advised fund using a portion of the proceeds from the sale of the Millennium Property;
•$4 million increase due to additional stock-based compensation expense, primarily attributable to comparatively     higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards;
•$2 million decrease related to the year over year impact of changes in foreign currency exchange rates;
•$3 million decrease in personnel costs, primarily attributable to a decrease in variable compensation cost; and
•$1 million decrease in restructuring costs.

The year over year increase in our general and administrative expenses is primarily related to the charitable contribution discussed above.

The year over year decrease in our operating expenses, excluding the gain on sale of assets, during the nine months ended September 30, 2019 was primarily related to the following:

•$11 million decrease related to the year over year impact of changes in foreign currency exchange rates;
•$10 million increase due to additional stock-based compensation expense, primarily attributable to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards;
•$7 million increase due to a charitable contribution to a donor-advised fund using a portion of the proceeds from the sale of the Millennium Property;
•$7 million decrease in personnel costs, primarily attributable to a decrease in variable compensation costs;
•$6 million increase in our research and development expenses, primarily attributable to a decrease in our software development costs eligible for capitalization, as described in more detail below; and
•$1 million decrease in marketing and outside service costs.

In the three months ended September 30, 2019, we capitalized $2.8 million of software development costs compared to $1.9 million in the three months ended September 30, 2018. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product release's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures have been recognized as operating expenses starting in the second quarter of 2018. We also expect amortization of previously capitalized software development costs will begin to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging our investments in research and development and in our field sales force and taking actions to help ensure that those resources are concentrated in areas and on initiatives that will contribute to future growth in our business.

Operating Income.  For the three months ended September 30, 2019 and 2018, operating income was $65 million and $46 million, respectively, an increase of 42%. As a percentage of net sales, operating income was 19.1% and 13.3% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, operating income was $121 million and $111 million, respectively, an increase of 9%. As a percentage of net sales, operating income was 12.3% and 11.1% for the nine months ended September 30, 2019 and 2018, respectively. The increase in operating income in absolute dollars for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, and for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three months ended September 30, 2019 and 2018, interest income was $1.9 million and $1.5 million, respectively. For the nine months ended September 30, 2019 and 2018, interest income was $6.2 million and $3.8 million, respectively. During 2019, the federal reserve cut the Federal Funds Rate which resulted in declines in the yields for high quality investment alternatives (that comply with our corporate investment policy), and could negatively impact the amount of interest income from our investment portfolio for the remainder of 2019.

Net Foreign Exchange Loss.    For the three months ended September 30, 2019 and 2018, net foreign exchange loss was $(0.4) million and $(1.0) million, respectively. During the nine months ended September 30, 2019 and 2018, net foreign exchange loss was $(1.6) million and $(2.1) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. For the first nine months of 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. In the past, we have noted that volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and nine months ended September 30, 2019.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange loss.” Our hedging strategy decreased our foreign exchange loss by $0.3 million and decreased our foreign exchange loss by $0.9 million in the three months ended September 30, 2019 and September 30, 2018, respectively. Our hedging strategy increased our foreign exchange loss by $0.1 million and decreased our foreign exchange loss by $0.7 million in the nine months ended September 30, 2019 and 2018, respectively.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended September 30, 2019 and 2018, our provision for income taxes reflected an effective tax rate of 23% and 11%, respectively. For the nine months ended September 30, 2019 and 2018, our provision for income taxes reflected an effective tax rate of 18% and 13%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2018	11%	13%
Foreign taxes greater than federal statutory rate	3	2
Global intangible low-taxed income inclusion	(1)	(1)
Change in unrecognized tax benefits	—	(2)
Employee share-based compensation	1	1
Research and development tax credit	(2)	(2)
State income taxes, net of federal benefit	1	1
Enhanced deduction for certain research and development	1	1
Transition tax on deferred foreign income	8	4
Capital gain on asset sale	1	—
Other	—	1
Effective tax rate at September 30, 2019	23%	18%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition related intangibles, acquisition related transaction costs, restructuring charges, capitalization and amortization of internally developed software costs, disposal gains on office buildings and related charitable contributions, and other items that were recorded in the line items indicated below (in thousands).
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Stock-based compensation
Cost of sales	$904	$844	$2,587	$2,415
Sales and marketing	5,231	3,452	14,745	10,408
Research and development	4,099	3,318	12,029	9,091
General and administrative	3,158	1,942	8,693	5,578
Provision for income taxes	(2,128)	(1,455)	(7,904)	(6,115)
Total	$11,264	$8,101	$30,150	$21,377

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Amortization of acquisition-related intangibles
Cost of sales	$833	$701	$2,525	$2,448
Sales and marketing	492	510	1,485	1,580
Research and development	28	28	84	84
Other income, net	124	—	285	—
Provision for income taxes	(190)	(149)	(576)	(518)
Total	$1,287	$1,090	$3,803	$3,594
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$—	$1,784	$—	$1,813
Sales and marketing	2,993	3,676	8,290	8,354
Research and development	244	692	899	1,794
General and administrative(1)	7,998	373	9,525	1,538
Gain on sale of asset(1)	$(26,842)	$—	$(26,842)	$—
Other (income) loss, net	—	—	—	709
Provision for income taxes	3,090	(1,800)	1,240	(3,983)
Total	$(12,517)	$4,725	$(6,888)	$10,225
(1): During the third quarter of 2019, we recognized a gain of $27 million related to the sale of the Millennium property, presented within "Gain on sale of assets". During the third quarter of 2019, we also recognized a charitable contribution expense of $7 million related to a donation using a portion of the proceeds from the sale of the property, presented within "General and administrative".

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018
Capitalization and amortization of internally developed software costs
Cost of sales	$6,954	$6,412	$20,073	$18,736
Research and development	(2,682)	(1,808)	(7,179)	(13,152)
Provision for income taxes	(897)	(967)	(2,708)	(1,173)
Total	$3,375	$3,637	$10,186	$4,411

Liquidity and Capital Resources

Overview

At September 30, 2019, we had $432 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of September 30, 2019 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$80.3	$142.5	$222.8
	36%	64%
Short-term investments	$135.5	$73.9	$209.4
	65%	35%
Total cash, cash equivalents and short-term investments	$215.8	$216.4	$432.2
	50%	50%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2019	December 31,	Increase/
(In thousands)	(unaudited)	2018	(Decrease)

Working capital	$636,443	$739,236	$(102,793)
Cash and cash equivalents (1)	222,773	259,386	(36,613)
Short-term investments (1)	209,416	271,396	(61,980)
Total cash, cash equivalents and short-term investments	$432,189	$530,782	$(98,593)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations.

The primary driver of the net decrease in working capital between December 31, 2018 and September 30, 2019 was the $99 million decrease in total cash, cash equivalents, and short-term investments. Additionally, other changes in working capital were related to:

◦
"Accounts receivable, net" decreased by $19 million. Days sales outstanding (“DSO”) was relatively flat at 64 days at September 30, 2019, and 65 days at December 31, 2018. The decrease in accounts receivable is primarily related to variations in our quarterly net sales.

◦
Inventory increased by $13 million to $207 million at September 30, 2019, from $194 million at December 31, 2018. Inventory turns were 1.7 and 1.8 at September 30, 2019 and December 31, 2018, respectively. The increase in inventory was primarily attributable to lower sales than expected.

◦	Prepaid expenses and other current assets increased by $12 million which was primarily related to an increase in prepaid freight costs and the timing of insurance and maintenance renewals.

◦	Accrued compensation decreased by $3 million which can primarily be attributed to a decrease in payments expected under our company profit sharing and bonus plans.

◦	Accounts payable and accrued expenses increased by $8 million, primarily due to the timing of payments for inventory and other services.

◦	Other current liabilities decreased by $3 million due to the timing and amount of income tax related payments offset by changes in the fair value of certain hedging instruments.

◦
Operating lease liabilities, current increased by $14 million which was entirely related to the adoption of the new leasing standard on January 1, 2019, as discussed in Note 1 - Basis of presentation and Note 8 - Leases.

◦Other taxes payable decreased by $4 million related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2019	2018
Cash provided by operating activities	$149,345	$187,337
Cash provided by (used in) investing activities	26,300	(95,426)
Cash used in financing activities	(210,431)	(66,610)
Effect of exchange rate changes on cash	(1,827)	(4,084)
Net change in cash and cash equivalents	(36,613)	21,217
Cash and cash equivalents at beginning of year	259,386	290,164
Cash and cash equivalents at end of period	$222,773	$311,381

Operating Activities, Cash provided by operating activities is comprised of net income adjusted for certain non-cash items and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2019 decreased by $38 million compared to the same period in 2018. This was primarily due to an $10 million decrease in net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and gain on sale of assets, and $25 million related to unfavorable changes in operating assets and liabilities. The changes in operating assets and liabilities primarily related to unfavorable changes in prepaids, taxes, and other liabilities compared to the same period in 2018.

Investing Activities Cash provided (used in) by investing activities for the nine months ended September 30, 2019 increased by $122 million compared to the, same period in 2018. This was primarily attributable to a net sale of short-term investments of $63 million compared to a net purchase of short-term investments of $50 million during the same period in 2018 and proceeds from the sale of the Millennium Property of $32.5 million, partially offset by an increase of $20 million in capital expenditures. The net sale of short-term investments was primarily driven by funding needs for our stock repurchase activities during 2019. Investing cash outflows related to capitalized software development decreased by $6 million compared to the same period in 2018 due to a decrease in development costs eligible for capitalization related to a recent shift for several of our software projects to a more iterative software development cycle. Due to this change in how we develop these software products, we expect the portion of software development expenditures that will be recognized as research and development expenses when incurred, and consequently, classified as operating cash flows, to increase in future periods.

Financing Activities, Cash used by financing activities increased by $144 million for the nine months ended September 30, 2019 compared to the same period in 2018. This was primarily related to an increase of $137 million in cash outflows used to repurchase 3.2 million shares of our common stock and an $8 million increase in cash outflows related to our quarterly dividend partially offset by a $1 million increase in proceeds from issuance of our common stock under our employee stock purchase plan.

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019 (the “2018 Form 10-K”). At September 30, 2019, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2018 Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of September 30, 2019.

Loan Agreement. As amended on April 27, 2018, the Loan Agreement provides for (i) a revolving line of credit of $5.0 million, (ii) a letter of credit sublimit under the line of credit of $5.0 million, and (iii) requires us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See Note 13 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Form 10-K and there were no material changes during the nine months ended September 30, 2019 to this information reported in our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASU 2016-02, Leases and all of the related amendments. Although the new lease standard is not expected to have a material impact on our operating results on an ongoing basis, we did implement changes to our processes related to lease control activities, including information systems. These included the development of new policies based on identifying leases, determining lease commencement, calculating the present value of leases, determining the incremental borrowing rate and gathering information for required disclosures. There were no other changes in our internal control over financial reporting during the third quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to macroeconomic events. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-Q for information regarding recent business conditions.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in February 2016, the FASB issued ASU 2016-02, Leases, and as amended, supersedes nearly all existing U.S. GAAP lease guidance and which became effective for us for our fiscal year beginning January 1, 2019. (See Note 1 - Basis of presentation and Note 8 - Leases in Notes to Consolidated Financial Statements for additional discussion of the accounting changes).

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

Revenue Derived from Systems Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We consider orders with a value greater than $20,000 as being indicative of our systems business. These orders have been and may continue to be more sensitive to changes in the global industrial economy, subject to greater discount variability and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $20,000.  To the extent that the amount of our net sales derived from systems orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility in our financial results and business, and see a greater negative financial impact from future downturns in the global industrial economy. Large orders may also have an impact on the historical seasonal pattern of our net sales and our results of operations. Large orders make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Our Realignment Activities May be Disruptive to Our Operations and Negatively Impact Our Results of Operations.
We recently implemented changes within our organization designed to enhance our ability to pursue market opportunities, accelerate our technology development initiatives, and improve operational efficiencies. Specifically, we have aligned certain aspects of our operations with our strategic focus on industry-specific applications where we believe our product platform can add the most value to our customers. In the short-term, these actions may lead to business disruptions, decreased productivity and unanticipated employee turnover which may have an adverse impact on our business and results of operations.

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

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Results of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

•	changes in the amount of revenue derived from very large orders (including orders from our very large customers) and the pricing, margins, and other terms of such orders;

•	tariffs and trade restrictions imposed by the U.S. or other countries;

•	fluctuations in foreign currency exchange rates;

•	changes in global economic conditions;

•	changes in the capacity utilization including at our facility in Malaysia;

•	changes in the mix of products sold;

•	the availability and pricing of components from third parties (especially limited sources);

•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;

•	changes in pricing policies by us, our competitors or suppliers;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	delays in product shipments caused by human error or other factors; or

•	disruptions in transportation channels.

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

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-Q contains our management’s certification of adequate disclosure controls and procedures as of September 30, 2019. Our most recent annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Alex Davern, our Chief Executive Officer, Eric Starkloff, our President and Chief Operating Officer, and other members of our senior management and key technical personnel.  On October 29, 2019, we announced that Mr. Starkloff will become our President and Chief Executive Officer effective February 1, 2020.  Mr. Starkloff will succeed Mr. Davern, who will continue to serve on our Board of Directors.  The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2019 with respect to the shares of our common stock that we repurchased during the third quarter of 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2019 to July 31, 2019	—	—	—	1,850,402

August 1, 2019 to August 31, 2019	1,056,078	$42.42	1,056,078	794,324

September 1, 2019 to September 30, 2019	—	—	—	794,324
Total	1,056,078	$42.42	1,056,078	794,324
(1) On January 23, 2019, our Board of Directors amended our repurchase plan approved on April 21, 2010 to increase the aggregate number of shares of common stock that we are authorized to repurchase from 1,134,247 to 4,000,000. At September 30, 2019, there were 794,324 shares available for repurchase under such plan. This repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of Registrant, effective May 14, 2013.
3.2(2)	Amended and Restated Bylaws of registrant
10.1 (3)
Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated June 25, 2019, and the Reinstatement and First Amendment to Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated July 11, 2019.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 20, 2014.
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on January 28, 2019.
(3)	Incorporated by reference from Registrant’s Report on Form 10-Q for the fiscal quarter ended June 30, 2019, filed with the Commission on August 2, 2019.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.
*furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2019

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿