Form 10-K
period 2019-12-31
NATIONAL INSTRUMENTS CORP
filed 2020-02-20
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[☒]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019 or
  [☐]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
  Commission file number:  0-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11500 North MoPac Expressway	78759
Austin,
Texas
(address of principal executive offices)	(zip code)
Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NATI	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [x] No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x] No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [☐] Emerging growth company [☐]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [☐] No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 28, 2019, was $3,059,614,367 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 28, 2019, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 5, 2020, the registrant had outstanding 130,760,076 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 5, 2020 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2019

໿
໿

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “intend to,” “project,” “anticipate,” “continue,” "strive to," "seek to," "are encouraged by," "remain cautious," "remain optimistic," or “estimate”; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under Item 1 under the heading “Risk Factors” beginning on page 10, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.    BUSINESS
Overview
National Instruments Corporation (the "Company," "NI," "we," "us" or "our") started over 40 years ago on an idea of connecting engineers through software. Our founders created technology to connect instruments to computers in order to accelerate the testing and measurement of innovative technology, and this was the seed of a philosophy of accelerating innovation that continues to be a driving force of our culture, our business, and our operations today. We strive to enable customers around the world to do their most ambitious work while meeting fast-moving market demands. We provide the integration of modular hardware and open, flexible software systems, to consistently support organizations’ evolving test and measurement needs. Our hope is that in 100 years’ time, future generations will continue to benefit from the results of the innovation we make possible today.

Our overarching goal, which we call our core strategic vision is to be the leader in software-defined automated test and automated measurement systems. This vision provides a framework to help us achieve our financial goals of profitability and revenue growth by:

•	Delivering value that gives our customers a competitive advantage

•	Providing a differentiated software-defined platform for automated test and automated measurement systems

•	Focusing on industry-specific applications that benefit from our platform's disruptive capabilities

•	Enhancing our system-level offerings to more fully meet customers' enterprise wide challenges
In pursuing our vision, we have empowered our team to be deliberate about the market opportunities we pursue to fuel growth by targeting the applications where we believe our systems can provide significant value to our customers. We believe our long-term track record for innovation and our differentiation in the market helps support the success of our customers, employees, community, and stockholders.

People first approach to engineering

Our philosophy of putting the needs of our customers first and elevating the impact of their creativity and innovation is at the heart of how we do business. We utilize our expertise to partner with talented engineers and enterprises around the world to push the limits of innovation. We believe it is a combination of our people, technology and data that make a difference in helping our customers reach speed, scale and efficiency across all phases of the product development cycle.

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

Software

NI software is the key differentiator of our platform. We have empowered hundreds of thousands of loyal users of LabVIEW, a unique graphical software platform optimized for engineers, and numerous other application software tools. We have consistently invested to maintain and strengthen our software platform to provide a simplified user interface, faster time-to-test, modern web- and cloud-enabled capabilities, and the ability to quickly create application-specific software tools.

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

The power of our open platform

Across the world, software connections are driving our innovation. We have made significant investments in software interfaces so customers can use development tools such as Python, Linux, C++, Mathworks, MATLAB & Simulink, Microsoft Visual Studio, .NET and more to develop test and measurement applications with our platform.

NI provides a wide variety of software tools for programming automated test and automated measurement applications. This software offering includes:

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

Increasingly, our customers’ applications demand more system capabilities that more closely match their application needs. We have continually evolved our offering to include highly innovative products and application-specific systems. One example in the semiconductor industry is our NI Semiconductor Test System ("STS") which combines NI modular instrumentation with NI software for RF and mixed-signal production testing. The STS features fully production-ready test systems that use NI technology in a form factor suitable for a semiconductor production test environment. The STS combines the NI PXI hardware, TestStand test management software, and LabVIEW graphical programming software inside a fully enclosed test head. The compact STS design houses all the key components of a production tester while using a fraction of the floor space, power, and maintenance typically required by traditional automated test equipment. With the open, modular design, engineers can take advantage of the latest industry-standard PXI modules for more instrumentation and computing power.

Services and Support

We provide global services and support as part of our commitment to our customers’ success. Our services and support have always played a key role in helping our customers to design, deploy and create. Our services and support team is made up of highly qualified engineers and experts who help our customers to meet their application needs. With direct operations in approximately 45 countries, NI has local market expertise, on-site services, and technical support to enable customer success.

Through our ecosystem with an active community of software developers and over 1,000 National Instruments Alliance Partners around the world we are able to deliver solutions tailored to customer needs. Our Alliance Partners have deep knowledge of NI systems and the rich domain expertise to connect the right technologies, strategies, and support based on customers’ business needs.

We also offer software maintenance services, hardware services and maintenance and training certification.

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

Markets and Applications

NI invests to enhance our offerings in software connected systems in the semiconductor, transportation and aerospace, defense, and government ADG industries. We are able to leverage the investments in these areas to serve a broad base of diverse customers in the other industries we serve.

•	Semiconductor

Within the semiconductor industry, customers are facing a rapid increase in complexity and intense time to market pressures. We are investing to increase our ability to deliver flexible, automated test, and measurement solutions that scale from chip verification to characterization, validation and into the production floor. This will help to meet the business needs of integrated circuit ("IC") manufacturers. IC makers are pressured to deliver more integrated solutions, ensure high levels of quality and reliability, remain cost competitive, and to shorten time to market to meet tight market windows. We continue to innovate with solutions that span our customers' product development lifecycle, focused on helping IC manufacturers address the cost, scalability, design, and device challenges they face in targeting the development of the next generation of smart devices.

•	Transportation

The automotive industry is evolving to include electrification and advanced driver-assistance systems (ADAS). New test challenges and requirements are coming faster than ever before and we believe customers see benefits in NI’s adaptable technologies. Our open and easily upgradable automated test and measurement systems give customers the flexibility to meet their needs when faced with rapidly changing requirements and tight budgets.

•	Aerospace, Defense and Government

Over the years we have built a deep understanding of how to help our ADG customers optimize test strategies to meet increasingly demanding technical and business requirements. We help our customers control their proprietary IP through our software offering while meeting their demands for highly customized and long life-cycle systems. Our adaptive, open technologies are designed to reduce the cost of maintenance and support by proactively managing technology insertion and life-cycle management strategies. Our combination of flexible hardware and open software also allows for rapid prototyping and validation of new technologies, helping reduce the time to innovate.

•	Portfolio

For over 40 years, we have enabled engineers to develop and deliver increasingly complex products in every industry we serve. With our adaptive automated measurement technology, we help our customers perform research, validate design quality and thoroughly test them in production. Our platform’s modular characteristics allow our customers to quickly integrate solutions and also allows us to efficiently define and deliver ready-to-run offerings that meet their application needs even faster. The main industries of focus within the portfolio grouping, include Electrical Equipment, Electronics, Energy, Life Sciences and Academic.

Our Customers

We continue to have a broad, diverse sets of customers with over 35,000 customer accounts worldwide, with no customer representing more than 3% of our revenues in each of the past three years.

Culture and Employees

We consider our employees to be one of our greatest assets and central to our continued success. As of December 31, 2019, we had more than 7,300 employees worldwide. We consider our employee relations to be good.

Sales and Distribution

We distribute and sell our products primarily through a direct sales organization. We also use independent distributors, OEMs, value-added resellers ("VARs"), system integrators and consultants, each of whom we refer to as partners, to market and sell our products.

We have sales and support offices in approximately 45 countries. Sales outside of the U.S. accounted for approximately 63% of our revenues in each of the last three years. We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We generally permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

Our foreign operations are subject to certain risks set forth under Item 1A, Risk Factors, We are Subject to Various Risks Associated with International Operations and Foreign Economies. See also discussion regarding fluctuations in our quarterly results and seasonality in Item 1A, Risk Factors, Our Revenues are Subject to Seasonal Variations.

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

Marketing

We bring our inside knowledge of leading-edge technology trends to the professional engineering community throughout the year, achieving significant customer reach at our premier global events, NIWeek, NIDays Europe and NIDays Asia. We engage a broad audience and partner with our direct sales force to help strengthen customer relationships at all levels of the account. We expand our reach through thought leadership and content on our website at ni.com, gaining exposure through online webcasts, blogs and social media. We also participate actively in conversations in the technology community through industry tradeshows, technical conferences, trainings and user seminars.

Competition

We operate in a highly competitive market, with competition offering products and solutions specific to industries and applications. Different competitors offer hardware, software or solutions that directly compete with different aspects of our business. Key competitors include Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, and Teradyne.

See further discussion regarding risks associated with our competitive environment in Item 1A, Risk Factors, We Operate in Intensely Competitive Markets.

Research and Development

Our business and our customers’ businesses are rapidly evolving. We invest significant resources in research and development because we believe our long-term growth and success depends on helping our customers stay ahead of the curve in the fast-moving world of technology. We listen to our customers’ needs as a guide to our research and development efforts. We focus on enhancing existing products and developing new products that have features and functionality intended to address expected technology advances and we seek to offer competitive capabilities and performance at excellent value. Our research and development team strives to build quality into our products from the start, in the design phase. We believe this “quality first” mindset helps to reduce overall development and manufacturing costs and provide reliability in our end products.
Our research and development expenses were $272 million, $261 million and $232 million in 2019, 2018, and 2017, respectively.
Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2019, we held 870 U.S. patents (868 utility patents and 2 design patents) and 91 patents in foreign countries (78 patents registered in Europe, 7 patents in China, 5 patents in Japan, and 1 patent in Mexico), and had 62 patent applications pending in the U.S. and foreign countries. 258 of our issued U.S. patents are software patents related to LabVIEW and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2020 to 2038. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in Item 1A, Risk Factors, Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.

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

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source items purchased include custom application specific integrated circuits, chassis and other items. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. See Our Business is Dependent on Key Suppliers for additional discussion of the risks associated with limited source suppliers. We must comply with many different governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. See Item 1A, Risk Factors, Our Operations are Subject to a Variety of Environmental Regulations and Costs for further discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Corporate Responsibility

At NI, we want to help engineers, enterprises, and innovators thrive today, tomorrow, and for the next hundred years. From inspiring future science, technology, engineering, and math ("STEM") leaders to protecting our planet, our goal of making a positive impact on the world is ingrained in our culture, and business practices. As a company, we are fostering a pipeline of diverse STEM talent through academic partnerships, our employee mentor program, and investment in STEM education. We also are exploring ways that we can better conserve natural resources, reduce our environmental footprint, and put our technology to use in helping solve our planet's most pressing environmental problems.

At NI, we proudly support our employees and our communities as we collectively take on the most significant challenges of our time.

Available Information

Our website is www.ni.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T are available through our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission ("SEC"), or upon written request without charge. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website, www.sec.gov, which contains these reports and other information regarding issuers that file electronically

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-K, you should carefully consider the risk factors discussed below. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
Uncertain Global Economic Conditions Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China or other countries, geopolitical instability, pandemics and other major public health issues including the coronavirus, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.
We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales and operations are subject to inherent risks, including, but not limited to:

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	unexpected changes to currency policy or currency restrictions in foreign jurisdictions;

•	delays in collecting trade receivable balances from customers in developing economies;

•	tariffs and other trade barriers;

•	unexpected changes in regulatory requirements;

•	fluctuations in local economies;

•	disparate and changing employment laws in foreign jurisdictions;

•	difficulties in staffing and managing foreign operations;

•	costs and risks of localizing products for foreign countries;

•	major public health concerns, including the coronavirus:

•	enhanced exposure to potential unauthorized use, duplication, misappropriation, theft or other infringement or violation of our intellectual property rights;

•	government actions throughout the world; and

•	the burdens of complying with a wide variety of foreign laws.

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

We Make Significant Investments in New Products that May Not Be Successful or Achieve Expected Returns. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies. We have made and expect to make significant investments in software and other technology development related to the new and enhanced features of our products. These investments involve a number of risks as the commercial success of such efforts depend on many factors, including our ability to anticipate and respond to innovation, achieve the desired technological fit, and be effective with our marketing and distribution efforts.  If our existing or potential customers do not perceive our latest product offerings as providing significant new functionality or value, or if we are late to market with a new product or technology, we may not achieve our expected return on our investments or be able recover the costs expended to develop new product offerings, which could have a material adverse effect on our operating results.  Even if our new products are profitable, our operating margins for new products may not be as high as the margins we have experienced historically.

Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, and aerospace, defense and government. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, software capitalization, and income tax uncertainties, are complex and involve subjective judgments by management. A change in these policies or interpretations could have a significant effect on our reported financial results and our internal controls over financial reporting, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in February 2016, the FASB issued ASU 2016-02, Leases, which, as amended, supersedes nearly all existing U.S. generally accepted accounting principles ("GAAP") lease guidance and which became effective for us for our fiscal year beginning January 1, 2019. (See Note 1 - Operations and summary of significant accounting policies and Note 9 - Leases of Notes to Consolidated Financial Statements for additional discussion of the accounting changes).

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the substantial majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including, but not limited to:

•	the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;

•	changing and potentially unstable political environments;

•	significant and frequent changes in corporate tax laws;

•	difficulty in managing manufacturing operations in foreign countries;

•	challenges in expanding capacity to meet increased demand;

•	difficulty in achieving or maintaining product quality;

•	interruption to transportation flows for delivery of components to us and finished goods to our customers;

•	major public health concerns, including the coronavirus;

•	restrictive labor codes; and

•	increasing labor costs.

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

Revenue Derived from Systems Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We consider orders with a value greater than $20,000 as being indicative of our systems business. These orders have been and may continue to be more sensitive to changes in the global industrial economy, subject to greater discount variability and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $20,000.  To the extent that the amount of our net sales derived from systems orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility in our financial results and business, and see a greater negative financial impact from future downturns in the global industrial economy. System orders may also have an impact on the historical seasonal pattern of our net sales and our results of operations. System orders make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize.

Our Realignment Activities May be Disruptive to Our Operations and Negatively Impact Our Results of Operations.
Over the past three years, we have been implementing changes within our organization designed to enhance our ability to pursue market opportunities, accelerate our technology development initiatives, and improve operational efficiencies. Specifically, we have aligned certain aspects of our operations with our strategic focus on industry-specific applications where we believe our product platform can add the most value to our customers. In the short-term, these actions may lead to business disruptions, decreased productivity and unanticipated employee turnover which may have an adverse impact on our business and results of operations.

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

We Have Established a Budget and Variations from Our Budget Will Affect Our Financial Results.    We have established an operating budget for fiscal 2020. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2020 is less than the demand we anticipated in setting our fiscal year budget, our operating results could be negatively impacted.

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

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

•	general market and economic conditions;

•	our ability to maintain and grow our business with our very large customers;

•	our ability to meet the volume and service requirements of our large customers;

•	success in developing and selling new products;

•	product pricing, including the impact of currency exchange rates;

•	industry consolidation, including acquisitions by us or our competitors;

•	capacity utilization and the efficiency of manufacturing operations;

•	timing of our new product introductions;

•	new product introductions by competitors;

•	the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;

•	effectiveness of sales and marketing resources and strategies;

•	adequate manufacturing capacity and supply of components and materials;

•	strategic relationships with our suppliers and other third parties;

•	product quality and performance;

•	protection of our products by effective use of intellectual property laws;

•	the financial strength of our competitors;

•	the outcome of any future litigation or commercial dispute;

•	barriers to entry imposed by competitors with significant market power in new markets; and

•	government actions throughout the world.

There can be no assurance that we will be able to compete successfully in the future.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Results of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

•	changes in the amount of revenue derived from very large orders (including orders from our very large customers) and the pricing, margins, and other terms of such orders;

•	tariffs and trade restrictions imposed by the U.S. or other countries;

•	fluctuations in foreign currency exchange rates;

•	changes in global economic conditions;

•	changes in the capacity utilization including at our facility in Malaysia;

•	changes in the mix of products sold;

•	the availability and pricing of components from third parties (especially limited sources);

•	the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;

•	changes in pricing policies by us, our competitors or suppliers;

•	the timing, cost or outcome of any future intellectual property litigation or commercial disputes;

•	delays in product shipments caused by human error or other factors;

•	disruptions in transportation channels; or

•	major public health concerns such as pandemics or other factors.

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

Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2013 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

Acquisitions, Joint Ventures, Alliances, or Similar Strategic Relationships, or Dispositions of Any of Our Businesses, and the Related Integration or Separation Risks May Disrupt or Otherwise Have a Material Adverse Effect on Our Business and Financial Results. As part of our business strategy, we pursue selective acquisitions, as well as joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products.  Achieving the anticipated benefits of an acquisition or other strategic transaction depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. In addition, successful transactions generally require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. These difficulties can become more challenging due to the need to coordinate geographically separated organizations, the complexities of the technologies being integrated, and the necessities of integrating personnel with disparate business backgrounds and combining different corporate cultures. The time invested in completing any strategic transaction as well as the integration of operations following a strategic transaction also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products previously sold by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired, developed, or marketed in connection with acquisitions or other strategic transactions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

Similarly, any divestitures have inherent risks, including the inability to find potential buyers with favorable terms, the expense of selling the entity, business, or product line, the possibility that any anticipated sale will be delayed or will not occur, the potential impact on our cash flows and results of operations which may dilute our earnings per share, the potential delay or failure to realize the perceived strategic or financial merits of the divestment, difficulties in the separation of operations, services, information technology, products and personnel, potential loss of customers or employees, exposure to unanticipated liabilities, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes.

Future acquisitions or dispositions could also result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition.

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

 Our Income Tax Rate Could be Adversely Affected by the Expiration of a Tax Holiday in Malaysia. Profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15-year tax holiday effective January 1, 2013. The tax holiday has been extended for a period of ten years starting from the year 2028. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. (See Note 10 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of this tax holiday on our income taxes).

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

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect Our Business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks, including cloud-based and other outsourced services, to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. A significant system or network disruption could be the result of new system implementations, facility issues, energy blackouts, and computer viruses, cyber-attacks, or security breaches, some of which may remain undetected for an extended period.  Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our infrastructure. If we were to experience a shutdown, disruption or attack, it would adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee confidential information or personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur liability and significant costs to remedy the damages caused by the disruptions or security breaches. In addition, changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in operating or capital expenditures needed to comply with these new laws or regulations. Accordingly, our operating results in such periods would be adversely impacted. From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage to us.

We are continually working to maintain reliable systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve, and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

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

We Are Subject to the Risk of Product Liability Claims.  Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage, bodily harm or property damage. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” and electronically displayed license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we or our customers could be subject to product recall obligations, and we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain insurance, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.
As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2019. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both very costly and very challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. However, the steps we have taken to protect our intellectual property rights, may not be adequate to prevent unauthorized use, copying, misappropriation, or theft of our intellectual property or other infringement on or violation of our intellectual property rights. Intellectual property laws differ in various jurisdictions in which we operate and are subject to change at any time, which could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues is derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we may be required to engage in costly and time-consuming litigation or other proceedings and we may not ultimately prevail. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Eric Starkloff, who became our President and Chief Executive Officer effective February 1, 2020, and other members of our senior management and key technical personnel. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own approximately 141 acres of land in the Austin, Texas area. Our principal corporate and research and development activities are conducted in three buildings we own in Austin, Texas; 232,000 square foot and 140,000 square foot office facilities, and a 380,000 square foot research and development facility.
Our principal manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a 374,000 square foot manufacturing, distribution and general and administrative facility in Debrecen, Hungary and a 314,000 square foot manufacturing, research and development, and general and administrative facility in Penang, Malaysia. In total, we hold a 99-year lease on approximately 23 acres of land comprised of two tracts in an industrial park in Penang, Malaysia.
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
As of December 31, 2019, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. We believe our existing facilities are adequate to meet our current requirements.
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
At the close of business on February 7, 2020, there were approximately 293 holders of record of our common stock and approximately 44,584 beneficial holders of our common stock.
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
Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2019
March 4, 2019	$0.25
June 3, 2019	$0.25
September 3, 2019	$0.25
December 2, 2019	$0.25

2018
March 5, 2018	$0.23
June 4, 2018	$0.23
September 4, 2018	$0.23
December 3, 2018	$0.23
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
On January 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 9, 2020, to stockholders of record on February 18, 2020.
Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2019 to October 31, 2019	—	—	—	3,794,324
November 1, 2019 to November 30, 2019	794,324	42.98	794,324	3,000,000
December 1, 2019 to December 31, 2019	—	—	—	3,000,000
Total	794,324	42.98	794,324	3,000,000
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On January 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased to 4,000,000 shares. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At December 31, 2019, there were 3,000,000 shares remaining available for repurchase under our stock repurchase program. This repurchase program does not have an expiration date.

Performance Graph
The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2014 to December 31, 2019 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index and (iii) Russell 2500 Index.
The graph assumes that $100 was invested on December 31, 2014 in NI’s common stock and in each of the three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.
.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
National Instruments	100	94.7	104.7	144.6	160.8	153.6
Nasdaq	100	107.1	116.7	151.4	147.2	201.2
Russell 2500	100	97.1	114.2	133.3	120.0	153.2
Russell 2000	100	95.6	115.9	132.9	118.2	148.4
The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that NI specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements.

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
໿
໿

	For the years ended December 31,
	(in thousands, except per share data)
	2019 (1)	2018 (1)	2017	2016	2015
Statements of Income Data:
Net sales:
Americas	$538,679	$538,388	$504,626	$482,039	$496,746
EMEIA	403,424	432,977	408,625	389,843	409,119
APAC	411,112	387,767	376,135	356,297	319,591
Consolidated net sales	1,353,215	1,359,132	1,289,386	1,228,179	1,225,456
Cost of sales:	336,891	333,727	328,324	313,121	316,956
Gross profit	1,016,324	1,025,405	961,062	915,058	908,500
Operating expenses:
Sales and marketing	473,392	482,576	477,921	461,236	452,262
Research and development	272,452	261,072	231,761	235,706	225,131
General and administrative	122,768	108,878	105,602	98,390	93,935
Gain on sale of assets	(26,842)	—	—	—	—
Total operating expenses	841,770	852,526	815,284	795,332	771,328
Operating income	174,554	172,879	145,778	119,726	137,172
Other income (expense):
Interest income	8,129	5,896	2,276	1,122	1,403
Net foreign exchange (loss) gain	(1,846)	(3,423)	892	(4,632)	(7,075)
Other (expense) income, net	(293)	1,101	(1,566)	(1,581)	(221)
Income before income taxes	180,544	176,453	147,380	114,635	131,279
Provision for income taxes	18,393	21,396	94,969	31,901	36,017
Net income	$162,151	$155,057	$52,411	$82,734	$95,262

Basic earnings per share	$1.23	$1.17	$0.40	$0.64	$0.74

Weighted average shares outstanding - basic	131,722	131,987	130,300	128,453	127,997

Diluted earnings per share	$1.22	$1.16	$0.40	$0.64	$0.74

Weighted average shares outstanding - diluted	132,734	133,274	131,387	129,008	128,668

Cash dividends declared per common share	$1.00	$0.92	$0.84	$0.80	$0.76
(1) On January 1, 2018, we adopted the new revenue standard using the modified retrospective method of adoption. Prior periods have not been adjusted. See Note 1 - Operations and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

	December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$194,616	$259,386	$290,164	$285,283	$251,129
Short-term investments	237,983	271,396	121,888	73,117	81,789
Working capital	641,235	739,236	624,835	574,572	559,525
Total assets	1,651,889	1,671,235	1,566,434	1,496,564	1,453,856
Long-term debt, net of current portion	—	—	—	25,000	37,000
Total stockholders' equity	1,176,350	1,238,358	1,128,021	1,114,219	1,081,721

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein regarding our future financial performance,  operations, or other activities (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” ''intend to,” “may,” “will,” “project,” “anticipate”, “continue,” "strive to," "seek to," "are encouraged by," "remain cautious," "remain optimistic," or “estimate”; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including those set forth under the heading “Risk Factors”, and elsewhere in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.
Overview
For more than 40 years, we have enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform helps support the success of our customers, employees, suppliers and shareholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries. No single customer represented more than 3% of our sales in each of the last three years.
The key strategies that we focus on in running our business are the following:
Expand our available market opportunity
We strive to increase our available market by identifying new opportunities in existing customers, attracting and serving new customers, and expanding our business to market adjacencies. Our large network of existing customers provides a broad base from which to expand.
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
We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor, transportation, and aerospace, defense and government.
Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, OEMs, VARs, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in each of 2019 and 2018 and 61% of our revenues during 2017. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 – Revenue and Note 14 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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
Current business outlook
Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. During most of 2019, the PMI continued to steadily decline, indicating ongoing weakness in the industrial economy. The PMI was below 50.0 for six months of the year (May to October), the longest period of contraction in the past seven years. Despite softening demand in the industrial economy for most of the year, we were able to finish the year strong with record quarterly revenue in the fourth quarter. During the fourth quarter of 2019, the PMI reading showed initial signs of recovery, as the average of the PMI was 50.1 and the average of the new order element of the PMI was 50.3. For January 2020, the most recent PMI reading was 50.4, a nine-month high. For January 2020, the new order element of the PMI was 50.9. We are unable to predict whether the industrial economy, as measured by the PMI, will remain above the neutral reading of 50, strengthen or contract during 2020.
We have taken steps to improve efficiencies and rebalance our resources on higher return activities. The timing and scope of any future headcount reduction will vary.
We are encouraged by signs of stabilization in the industrial economy along with the improvements we have made to our operating profitability over the past three years. We remain optimistic about our long-term position in the industry through the sustained differentiation we deliver to our customers through our platform-based approach. However, we remain cautious about a variety of factors, including public health concerns such as those in China, that could have an adverse impact on our results of operations heading into 2020.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2019	2018	2017
Net sales:
Americas	39.8%	39.6%	39.1%
EMEIA	29.8	31.9	31.7
APAC	30.4	28.5	29.2
Consolidated net sales	100.0	100.0	100.0
Cost of sales	24.9	24.6	25.5
Gross profit	75.1	75.4	74.5
Operating expenses:
Sales and marketing	35.0	35.5	37.1
Research and development	20.1	19.2	18.0
General and administrative	9.1	8.0	8.2
Gain on sale of assets	(2.0)	—	—
Total operating expenses	62.2	62.7	63.3
Operating income	12.9	12.7	11.3
Other income (expense):
Interest income	0.6	0.4	0.2
Net foreign exchange gain (loss)	(0.1)	(0.3)	0.1
Other expense, net	—	0.1	(0.1)
Income before income taxes	13.3	13.0	11.4
Provision for income taxes	1.4	1.6	7.4
Net income	12.0%	11.4%	4.1%
  Figures may not sum due to rounding.
Results of Operations for the years ended December 31, 2019, 2018, and 2017
Net Sales.  The following table sets forth our net sales for the years ended December 31, 2019, 2018, and 2017 along with the percent changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2019	Change	2018	Change	2017

Product sales	$1,215.0	(0.4)%	$1,220.0	4.0%	$1,173.5
Software maintenance sales	138.2	(0.6)%	139.1	20.0%	115.9
Total net sales	$1,353.2	(0.4)%	$1,359.1	5.4%	$1,289.4
In 2019, product and software maintenance sales decreased slightly compared to 2018. The decrease in product and software maintenance sales during the period was primarily attributable to unfavorable changes in exchange rates and general weakness in the industrial economy throughout most of 2019, particularly in the EMEIA region, which was partially offset by strength in the APAC region.
In 2018, product and software maintenance sales increased compared to 2017. The increases in product sales during 2018 is attributable to increased sales volume, particularly for orders greater than $20,000, across all geographic regions. The increase in software maintenance sales during 2018 can primarily be attributed to increased adoption of our software platform and increased recurring revenues related to software maintenance renewals.

Orders with a value greater than $20,000 increased by 4% year over year during 2019 compared to a year over year increase of 13% in 2018. Orders with a value greater than $20,000 were 60%, 58%, and 56% of our total orders for the years ended December 31, 2019, 2018, and 2017, respectively. A significant factor in the continued expansion of these orders in the year ended December 31, 2019, compared to 2018 and 2017, was strong demand for our system-level offerings, particularly within the semiconductor and ADG end markets. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability and may contract at a faster pace during an economic downturn.
We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.
The following table sets forth our net sales by geographic region for the years ended December 31, 2019, 2018, and 2017 along with the changes between the corresponding periods and the region’s percentage of total net sales.
໿

	Years ended December 31,

($ in millions)	2019	Change	2018	Change	2017

Americas	$538.7	0.1%	$538.4	6.7%	$504.6
Percentage of total net sales	40%		40%		39%

EMEIA	$403.4	(6.8)%	$433.0	6.0%	$408.6
Percentage of total net sales	30%		32%		32%

APAC	$411.1	6.0%	$387.8	3.1%	$376.1
Percentage of total net sales	30%		28%		29%
We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.
Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the years ended December 31, 2019 and 2018, respectively). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the years ended December 31, 2019 and 2018, respectively.
໿

	Year Ended December 31, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2019
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$538.4	$1.0	0.2%	$(0.7)	(0.1)%	$538.7
EMEIA	433.0	(19.2)	(4.4)%	(10.4)	(2.4)%	403.4
APAC	387.8	31.1	8.0%	(7.7)	(2.0)%	411.1
Total net sales	$1,359.1	$12.9	1.0%	$(18.9)	(1.4)%	$1,353.2
  Figures may not sum due to rounding.

	Year Ended December 31, 2017	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2018
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$504.6	$33.0	6.5%	$0.8	0.2%	$538.4
EMEIA	408.6	10.5	2.6%	13.9	3.4%	433.0
APAC	376.1	4.3	1.1%	7.4	2.0%	387.8
Total net sales	$1,289.4	$47.7	3.7%	$22.1	1.7%	$1,359.1
Figures may not sum due to rounding.
To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2019 and 2018).
Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2019, 2018, and 2017 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2019	Change	2018	Change	2017

Gross Profit	$1,016.3	(0.9)%	$1,025.4	6.7%	$961.1
Gross Profit as a percentage of net sales	75.1%		75.4%		74.5%

The slight decreases in our gross profit and gross profit as a percentage of sales during the year ended December 31, 2019 can be attributed to changes in product mix and foreign currency exchange rates. During the years ended December 31, 2019 and 2018, the change in exchange rates had the effect of decreasing our cost of sales by $3.3 million and increasing our cost of sales $3.2 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2019 and 2018, these hedges had the effect of increasing our cost of sales by $0.5 million and decreasing our cost of sales by $0.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our results of operations).

Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2019, 2018, and 2017 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.
໿

	Years Ended December 31,
($ in thousands)	2019	Change	2018	Change	2017

Sales and marketing	$473,392	(2)%	$482,576	1%	$477,921
Percentage of total net sales	35%		36%		37%

Research and development	$272,452	4%	$261,072	13%	$231,761
Percentage of total net sales	20%		19%		18%

General and Administrative	$122,768	13%	$108,878	3%	$105,602
Percentage of total net sales	9%		8%		8%

Gain on sale of assets	$(26,842)	100%	$—	—%	$—
Percentage of total net sales	(2)%		—%		—%

Total operating expenses	$841,770	(1)%	$852,526	5%	$815,284
Percentage of total net sales	62%		63%		63%
On August 29, 2019, we sold an office building and recognized a gain on the sale of $26.8 million, which is presented as "Gain on sale of assets" on the Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment (See note 1 - Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements for further discussion on our Gain on Sales of Assets). The $16 million increase in our operating expenses, excluding the gain on sale of assets, during 2019 compared to 2018 was primarily related to the following:

•
a $14 million increase due to additional stock-based compensation expense, primarily attributable to comparatively     higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards;

•	a $13 million decrease related to the year over year impact of changes in foreign currency exchange rates;

•	a $7 million increase due to a charitable contribution to a donor-advised fund using a portion of the proceeds from the sale of an office building;

•	a $5 million increase related to a decrease in software development costs eligible for capitalization, as described in more detail below;

•	a $6 million increase due to restructuring costs during the year; and

•
a $3 million decrease in personnel costs, primarily driven by a $12 million decrease in variable pay related to not attaining the performance targets under our company performance bonus for 2019, partially offset by increases in salaries and other variable pay plans intended to remain competitive with market levels;

The increase in research and development costs during 2019 was primarily related to a $5 million decrease in software development costs eligible for capitalization and an increase in stock-based compensation expense. In the second quarter of 2018, we began moving toward more frequent releases for many of our software products. Specifically, for many of our software development projects we started applying agile development methodologies which are characterized by a more dynamic development process with more frequent and iterative revisions to a product's features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches. Consequently, a larger portion of our software development expenditures are being recognized as operating expenses in the future. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next four years.

The increase in our operating expenses in 2018 was primarily related to the following:

•	a $29 million increase in research and development expenses, primarily attributable to a decrease in software development costs eligible for capitalization, as described in more detail above.

•
a $10 million increase in personnel costs, primarily attributable to an $8 million increase related to our equity compensation costs due to higher stock prices. Additionally, increases in variable compensation costs to be more competitive with market levels were partially offset by lower salary and benefits costs, primarily related to headcount reductions.

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
Operating Income.  For the years ended December 31, 2019, 2018, and 2017, operating income was $175 million, $173 million and $146 million, respectively, an increase of 1% in 2019, following an increase of 19% in 2018. As a percentage of net sales, operating income was 13%, 13% and 11%, respectively, over the three-year period.  The changes in operating income in absolute dollars and as a percent of sales in 2018 and 2019 are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.
Interest Income.    Interest income was $8.1 million, $5.9 million and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, an increase of 38% in 2019, following an increase of 159% in 2018. On average, yields in 2019 were less favorable than in 2018, however, we benefited from higher yields on investments that were made in 2018 for the full year in 2019.
Net Foreign Exchange (Loss)/Gain.    Net foreign exchange (loss)/gain was $(1.8) million, $(3.4) million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During most of 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure, primarily in South Korea and Europe along with a moderately stronger U.S. dollar when compared to 2018. As of February 20, 2020, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high. During 2018, we saw volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure, primarily in China and some emerging markets along with a stronger U.S. dollar when compared to 2017. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In the past, these dynamics have also adversely affected our revenue growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange Gain/loss”. Our hedging strategy increased our foreign exchange losses by $0.3 million, decreased our foreign exchange losses by $0.3 million, and decreased our foreign exchange gains by $5.9 million in 2019, 2018, and 2017, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.  For the years ended December 31, 2019, 2018, and 2017, our provision for income taxes reflected an effective tax rate of 10%, 12% and 64%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2018	12%
Increased profits in foreign jurisdictions with reduced income tax rates	4
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany prepaid tax asset	1
Change in state income taxes, net of federal benefit	(2)
Global intangible low-taxed income inclusion ("GILTI")	(1)
Foreign-derived intangible income deduction	(2)
Global intangible low-taxed income deferred	2
Research and development tax credit	(1)
Nondeductible officer compensation	1
Outside basis difference on asset held for sale	(6)
Foreign tax on undistributed earnings	1
Effective tax rate for 2019	10%

Years ended December 31,
Effective tax rate for 2017	64%
Change in U.S. federal tax rate	(14)
Increased profits in foreign jurisdictions with reduced income tax rates	8
Change in enhanced deduction for certain research and development expenses	(1)
Change in intercompany prepaid tax asset	2
Change in state income taxes, net of federal benefit	2
Remeasurement of U.S. deferred tax balance	10
Transition tax on deferred foreign income	(55)
Global intangible low-taxed income deferred ("GILTI")	(2)
Foreign tax on undistributed earnings	(3)
Foreign-derived intangible income deduction	(1)
Global intangible low-taxed income inclusion	2
Effective tax rate for 2018	12%

Quarterly results of operations
The following quarterly results have been derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The unaudited quarterly financial data for each of the eight quarters in the two years ended December 31, 2019 and December 31, 2018 are as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$311,074	$334,231	$340,442	$367,468
Gross profit	234,999	250,465	254,527	276,333
Operating income	23,399	32,296	65,178	53,681
Net income	23,220	28,692	51,644	58,596
Basic earnings per share	$0.18	$0.22	$0.39	$0.45
Diluted earnings per share	$0.17	$0.22	$0.39	$0.45
Dividends declared per share	$0.25	$0.25	$0.25	$0.25
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

Other operational information
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results.   The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition intangibles, acquisition-related transaction costs, disposal gains on buildings and related charitable contributions, tax effects on businesses held-for-sale, capitalization and amortization of internally developed software costs, and restructuring charges that were recorded in the line items indicated below (in thousands).

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2019	2018	2019	2018
Stock-based compensation
Cost of sales	$887	$816	$3,475	$3,231
Sales and marketing	4,868	3,810	19,612	14,218
Research and development	4,236	3,489	16,265	12,580
General and administrative	3,393	2,010	12,086	7,587
(Benefit) Provision for income taxes	(1,433)	(1,707)	(9,337)	(7,822)
Total	$11,951	$8,418	$42,101	$29,794

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2019	2018	2019	2018
Amortization of acquisition intangibles
Cost of sales	$823	$810	$3,348	$3,258
Sales and marketing	485	505	1,970	2,085
Research and development	28	28	112	113
Other loss, net	124	—	409	—
(Benefit) Provision for income taxes	(127)	(163)	(703)	(681)
Total	$1,333	$1,180	$5,136	$4,775

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2019	2018	2019	2018
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$—	$244	$—	$2,057
Sales and marketing	5,356	2,300	13,646	10,654
Research and development	3,266	297	4,166	2,092
General and administrative (1)	2,002	341	11,527	1,879
Gain on sale of asset (1)	—	—	(26,842)	—
Other loss, net	—	—	—	709
(Benefit) Provision for income taxes (2)	(13,477)	237	(12,237)	(3,749)
Total	$(2,853)	$3,419	$(9,740)	$13,642
(1): During the third quarter of 2019, we recognized a gain of $27 million related to the sale of an office building, presented within "Gain on sale of assets". During the third quarter of 2019, we also recognized a charitable contribution expense of $7 million related to a donation using a portion of the proceeds from the sale of the property, presented within "General and Administrative".

(2): During the fourth quarter of 2019, we recognized an income tax benefit of $11 million related to the recognition of deferred taxes on the outside basis difference of our AWR business, which was held-for-sale as of December 31, 2019.

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2019	2018	2019	2018
(Capitalization) and amortization of internally developed software costs
Cost of sales	$7,012	$6,557	$27,085	$25,293
Research and development	(1,887)	(1,056)	(9,066)	(14,208)
(Benefit) Provision for income taxes	(1,076)	(1,155)	(3,784)	(2,328)
Total	$4,049	$4,346	$14,235	$8,757

Liquidity and Capital Resources
Overview
At December 31, 2019, we had $433 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. Our short-term investments do not include any foreign sovereign debt. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2019 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$55.9	$138.7	$194.6
	29%	71%
Short-term Investments	$164.3	$73.7	$238.0
	69%	31%
Cash, Cash Equivalents and Short-term Investments	$220.2	$212.4	$432.6
	51%	49%
We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. The following table presents our working capital, cash and cash equivalents and short-term investments:
໿

(In thousands)	December 31, 2019	December 31, 2018	Increase/ (Decrease)

Working capital	$641,235	$739,236	$(98,001)
Cash and cash equivalents (1)	194,616	259,386	(64,770)
Short-term investments (1)	237,983	271,396	(33,413)
Total cash, cash equivalents and short-term investments	$432,599	$530,782	$(98,183)
(1)  Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. The primary drivers of the net decrease in working capital between December 31, 2018 and December 31, 2019 were:

•
Cash, cash equivalents, and short-term investments decreased by $98 million. Additional analysis of the changes in our cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 are discussed below.

•
"Accounts receivable, net" increased by $6 million. Days sales outstanding remained flat at 65 days at December 31, 2019, compared to December 31, 2018 related to increased sales during the fourth quarter of 2019.

•
Inventory increased by $6 million to $200 million at December 31, 2019, from $194 million at December 31, 2018. Inventory turns decreased to 1.7 at December 31, 2019, compared to 1.8 at December 31, 2018. The increase in inventory is primarily attributable to increases in raw materials to support production of newly released product offerings.

•	Prepaid expenses and other current assets increased by $11 million, primarily related to the timing of prepaid insurance and maintenance contracts.

•	Accounts payable and accrued expenses increased by $4 million, primarily related to timing of invoice payments to vendors.

•
Accrued compensation increased by $2 million primarily related to a $6 million increase in accruals related to severance as part of our restructuring initiative, partially offset by a decrease in accruals for variable pay.

•	The current portion of deferred revenue increased by $4 million, primarily related to extended hardware warranties.

•
Other current liabilities decreased by $5 million, primarily related to changes in the fair value of our foreign currency forward exchange contracts offset by increases in the amount of current income taxes payable.

•
Operating lease liabilities, current increased by $13 million, related to the adoption of the new leasing standard on January 1, 2019, as discussed in Note 1 - Operations and summary of significant accounting policies and Note 9 - Leases of Notes to Consolidated Financial Statements.

•	Other taxes payable increased by $5 million, primarily related to the timing of payments for VAT and other indirect taxes.
Analysis of Cash Flow
The following table summarizes the proceeds and (uses) of cash:
໿

(In thousands)	December 31,
	2019	2018	2017
Cash provided by operating activities	$224,405	$274,580	$224,442
Cash used by investing activities	(17,948)	(209,996)	(122,410)
Cash used by financing activities	(270,817)	(90,843)	(106,299)
Effect of exchange rate changes on cash	(410)	(4,519)	9,148
Net change in cash equivalents	(64,770)	(30,778)	4,881
Cash and cash equivalents at beginning of year	259,386	290,164	285,283
Cash and cash equivalents at end of year	$194,616	$259,386	$290,164
Operating Activities Cash provided by operating activities for the year ended December 31, 2019 decreased by $50 million compared to the year ended December 31, 2018. This decrease was primarily due to a $46 million decrease in cash provided by operating assets and liabilities during the year and a $4 million decrease in net income excluding the effect of non-cash items including stock-based compensation, depreciation and amortization, disposal gains, and deferred tax benefits.

Investing Activities Cash used for investing activities for the year ended December 31, 2019 decreased by $192 million compared to the same period in 2018. This was primarily attributable to a net sale of short-term investments of $34 million compared to a net purchase of short-term investments of $150 million during the same period in 2018. The net sale of short-term investments was primarily driven by funding needs to support our common stock repurchase activities. During 2019, we received $32 million in proceeds from the sale of an office building. Cash outflows related to capitalized software development also decreased by $5 million which was offset by an increase in capital expenditures and investments in other intangible assets of $22 million compared to the same period in 2018. The increase in capital expenditures was primarily driven by expansions at our manufacturing sites and improvements to our existing corporate headquarters. Additionally, during 2019 we deployed an additional $8 million on strategic investments in equity-method investments and acquired businesses when compared to 2018.
Financing Activities Cash used by financing activities increased by $180 million for the year ended December 31, 2019 compared to the same period in 2018. This was primarily due to a $171 million increase in cash outflows related to repurchases of our common stock, and a $10 million increase in cash outflows related to the increase in our quarterly dividend. From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased 4 million shares during the year ended December 31, 2019. (See Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our share repurchase program).

Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2019:

	Payments due by period
(In thousands)	Total	2020	2021	2022	2023	2024	Beyond
Tax payable (1)	75,120	5,969	7,279	7,279	13,648	18,198	22,747
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	66,252	16,104	12,752	8,984	7,415	6,844	14,153
Total contractual obligations	$141,372	$22,073	$20,031	$16,263	$21,063	$25,042	$36,900
(1) Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, refer to Note 10 - Income taxes of Notes to Consolidated Financial Statements

We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2019, we had non-cancelable operating lease obligations of approximately $66 million compared to $61 million at December 31, 2018. Rent expense under operating leases was $23 million for the year ended December 31, 2019, $21 million for the year ended December 31, 2018 and $20 million for the year ended December 31, 2017.
The following summarizes our other commercial commitments as of December 31, 2019:

(In thousands)	Total	2020	2021	2022	2023	2024	Beyond
Purchase obligations	6,483	6,483	—	—	—	—	—
Total commercial commitments	$6,483	$6,483	$—	$—	$—	$—	$—
Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months. At December 31, 2018, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $7.6 million.
At December 31, 2019, we did not have any material outstanding guarantees for payment of customs and foreign grants. At December 31, 2018, we had no outstanding guarantees for payment of customs and foreign grants.
Loan Agreement.  As amended on April 27, 2018, our Loan Agreement with Wells Fargo Bank ("Loan Agreement") provides for (i) a revolving line of credit of $5.0 million, (ii) a letter of credit sublimit under the line of credit of $5.0 million, and (iii) requires us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the lender. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement. (See Note 15 – Debt of Notes to Consolidated Financial Statements for additional details on our revolving line of credit.)
Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
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

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	repurchase of our common stock;

•	payment of dividends to our stockholders;

•	required levels of research and development and other operating costs;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	acquisitions of other businesses, assets, products or technologies;

•	the overall levels of sales of our products and gross profit margins;

•	the levels of inventory and accounts receivable that we maintain;

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
On January 15, 2020, we closed on the sale of our wholly-owned subsidiary AWR Corporation to Cadence Design Systems Inc. for a total of $160 million and we expect to recognize a gain on the divestment of approximately $123 million, net of taxes, during the first quarter of 2020.
Recently Issued Accounting Pronouncements
See Note 1 – Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements for discussion regarding recently issued accounting pronouncements.

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

•	Estimating allowances, specifically the adjustment for excess and obsolete inventories
We also make estimates about the net realizable value of our inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $15.5 million and $15.4 million at December 31, 2019 and 2018, respectively. Significant judgments and estimates must be made and used in connection with establishing this allowance. Material differences may result in the amount and timing of inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•	Accounting for costs of computer software
We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realized value when necessary. As of December 31, 2019 and 2018, unamortized capitalized software development costs were $56 million and $75 million, respectively.

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
We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have one operating segment and one reporting unit. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2019. No impairment of goodwill and long-lived and intangible assets was identified during 2019 and 2018. Goodwill is deductible for tax purposes in certain jurisdictions. Factors considered important which could trigger an impairment review include the following:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends; and
•our market capitalization relative to net book value.
When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2019 and 2018, we had goodwill of approximately $262 million and $265 million, respectively.

•	Accounting for income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $86 million and $80 million at December 31, 2019 and December 31, 2018, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).
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
Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $9.8 million and $12.8 million for the years ended December 31, 2019 and 2018, respectively. Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.4 million and $4.0 million for the years ended December 31, 2019 and 2018, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2019 and 2018 was a benefit of $0.03 per share.
No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions.

For additional discussion about our income taxes including, components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate to our effective tax rate and other tax matters, see Note 10 – Income taxes of Notes to Consolidated Financial Statements.

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
The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $18.9 million in the year ended December 31, 2019 and increasing our consolidated sales by $22.1 million in the year ended December 31, 2018. Because most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $13 million in the year ended December 31, 2019, and increasing our consolidated operating expenses by $8 million in the year ended December 31, 2018.
During 2019, there was a stronger U.S. dollar, approximately 4% stronger when compared to 2018 as measured by the  St.Louis Federal Reserve U.S. dollar index, resulting in a net unfavorable impact to net sales of approximately 1%. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the near future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.
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
During the year ended December 31, 2019, our hedges had the effect of increasing our consolidated sales by $11.7 million, increasing our cost of sales by $0.5 million, and increasing our operating expenses by $0.4 million. During the year ended December 31, 2018, our hedges had the effect of decreasing our consolidated sales by $0.2 million, decreasing our cost of sales by $0.7 million, and decreasing our operating expenses by $0.9 million. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2019 and 2018).

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
Cash, Cash Equivalents and Short-Term Investments
At December 31, 2019, we had $433 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.
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
We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2019 and 2018 was $238 million and $271 million, respectively. This decrease was due to our net sale of $34 million of short-term investments.
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
In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain of our investments, the current interest rate environment of declining rates may unfavorably impact our investment income.
In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2019, a 100 basis point increase or decrease in interest rates across all maturities would have resulted in approximately a $2.3 million increase or decrease in the fair market value of our portfolio. As of December 31, 2018, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $3.1 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of December 31, 2019, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
We continue to monitor the stability of the financial markets, particularly those in the developing economies and have taken steps to limit our direct and indirect exposure to these markets; however, we can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. We also continue to weigh the benefit of the higher yields associated with longer maturities against the interest rate risk and credit rating risk, also associated with these longer maturities when making these decisions. We cannot predict when or to what degree interest rates and investment yields will change.
Exchange Rate Risk
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency option and forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2019 and December 31, 2018, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $28 million and $23 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” in Item 7.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Eric Starkloff, and our Chief Financial Officer, Karen Rapp, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
Inherent Limitations Over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2019, which were identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement under the section “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.
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
The information required by this Item pursuant to Item 402 of Regulation S-K regarding executive officer compensation, including our Compensation Discussion and Analysis, will appear in our Proxy Statement under the section “Executive Compensation” and such information is incorporated herein by reference.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning principal accountant fees and services and pre-approval policies and procedures required by this Item is incorporated by reference to our Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” respectively.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with Report

1.	Financial Statements.

2.	Financial Statement Schedules.
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company.
3.2(2)	Amended and Restated Bylaws of the Company
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(4)	Specimen of Common Stock certificate of the Company.
4.2	Description of Registered Securities
10.1(4)	Form of Indemnification Agreement.
10.2 (5)	1994 Employee Stock Purchase Plan, as amended.*
10.3(6)	National Instruments Corporation Annual Incentive Program, as amended.*
10.4(7)	2005 Incentive Plan.*
10.5(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.6(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.7(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.8(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.9(12)	2010 Incentive Plan.*
10.10(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.11(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.12(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.13(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.14(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.15(18)	RSU Vesting Acceleration Agreement between the Company and Alexander M. Davern, effective as of October 28, 2014.*
10.16(19)	Loan Agreement, dated as of May 9, 2013, by and among National Instruments Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as lender.
10.17(20)	2015 Equity Incentive Plan.*
10.18(21)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.19(22)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.20 (23)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.21(24)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.22(25)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.23(26)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.24(27)	Performance Cash Incentive Plan.*
10.25(28)	First Amendment to Loan Agreement, dated as of October 29, 2015, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender
10.27(29)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.27(30)	Offer Letter between the Company and Karen Rapp dated March 22, 2017.*
10.28(31)	Second Amendment to Loan Agreement, dated as of April 27, 2018, by and among National Instruments Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as lender.
10.29(32)	Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.30(33)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting).*
10.31(34)
Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated June 25, 2019, and the Reinstatement and First Amendment to Agreement for Purchase and Sale of Real Property between the Company and Bridgepoint Parkway Investors, LLC, dated July 11, 2019.

10.32(35)	Executive Incentive Program*
10.33	Executive Employment Agreement between the Company and Eric H. Starkloff dated October 28, 2019, effective February 1, 2020, and amendment thereto made as of February 3, 2020.*†
10.34	Transition Agreement between the Company and Alexander M. Davern, dated October 28, 2019.*
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A filed on April 27, 2004 (File No. 000-25426).
(4)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5)	Incorporated by reference to exhibit A to the Company’s Proxy Statement filed on April 01, 2019.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2016.
(7)	Incorporated by reference to exhibit A to the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to exhibit 10.9 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to exhibit 10.10 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to exhibit 10.11 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).

(15)	Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(19)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2013.
(20)	Incorporated by reference to exhibit B to the Company’s Proxy Statement filed on April 1, 2015.
(21)	Incorporated by reference to exhibit 10.18 to the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to exhibit 10.19 to the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to exhibit 10.20 to the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to exhibit 10.21 to the Company’s Form 10-Q filed on July 31, 2015.
(25)	Incorporated by reference to exhibit 10.22 to the Company’s Form 10-Q filed on July 31, 2015.
(26)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2016.
(27)	Incorporated by reference to exhibit C to the Company’s Proxy Statement filed on April 1, 2015.
(28)	Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2015.
(29)	Incorporated by reference to exhibit 10.26 to the Company’s Form 10-Q filed on May 2, 2016.
(30)	Incorporated by reference to exhibit 10.29 to the Company’s Form 10-Q filed on May 1, 2017.
(31)	Incorporated by reference to exhibit 10.30 to the Company's Form 10-Q filed on May 1, 2018.
(32)	Incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on January 28, 2019.
(33)	Incorporated by reference to exhibit 10.32 to the Company's Form 10-Q filed on May 1, 2019.
(34)	Incorporated by reference to exhibit 10.33 to the Company's Form 10-Q filed on August 2, 2019.
(35)	Incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on January 30, 2020.
*	Management Contract or Compensatory Plan or Arrangement
†	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 20, 2020	BY:	/s/ Eric Starkloff
Eric Starkloff
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Starkloff and Karen Rapp, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Eric Starkloff	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Eric Starkloff

/s/ Karen Rapp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020
Karen Rapp

/s/ Michael E. McGrath	Chairman of the Board	February 20, 2020
Michael E. McGrath

/s/ Jim Cashman III	Director	February 20, 2020
Jim Cashman III

/s/ Alex M. Davern	Director	February 20, 2020
Alex M. Davern

/s/ Gerhard Fettweis	Director	February 20, 2020
Dr. Gerhard P. Fettweis

/s/ Liam Griffin	Director	February 20, 2020
Liam Griffin

/s/ Jeffrey L. Kodosky	Director	February 20, 2020
Jeffrey L. Kodosky

/s/ Duy-Loan T. Le	Director	February 20, 2020
Duy-Loan T. Le

/s/ Charles J. Roesslein	Director	February 20, 2020
Charles J. Roesslein

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Adoption of ASU 2014-09 and ASU 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determining the Adjustment for Excess and Obsolete Inventories
Description of the Matter
As discussed in Note 1 to the financial statements, inventory is presented net of the adjustment for excess and obsolete inventories which is the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. As of December 31, 2019, the Company’s net inventory balance was $200.4 million, net of the adjustment for excess and obsolete inventories of $15.5 million.
Auditing management’s estimate of the adjustment for excess and obsolete inventories was complex and judgmental due to the high degree of subjectivity of certain assumptions and inputs. In particular, the estimate of the adjustment for excess and obsolete inventories was sensitive to significant assumptions such as the customer forecasted demand of each inventory part and the adjustment percentage for those parts. The adjustment percentage by part is estimated through historical and forecasted usage and scrap rates. These assumptions, among other observable inputs, are utilized to calculate the estimate of the adjustment for excess and obsolete inventories.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process used in determining the adjustment for excess and obsolete inventories. This included controls over the Company’s calculation and review of the significant assumptions underlying the estimate of the adjustment for excess and obsolete inventories including the customer forecasted demand and the adjustment percentage.
To test the estimate of the adjustment for excess and obsolete inventories, we performed audit procedures that included, among others, evaluating the methodology utilized to calculate the adjustment, evaluating the significant assumptions stated above and testing the accuracy and completeness of the underlying data used in management’s calculation of the estimate. We tested management’s assumptions relating to forecasted product demand, which included inspecting a one-year look-back analysis on forecasted demand compared to actual usage as well as conducting inquiries with, and obtaining forecast support from, individuals outside of the accounting department who are involved in manufacturing and part-level planning.

Determining Reserve for Uncertain Tax Positions
Description of the Matter
As discussed in Note 10 to the financial statements, the Company operates in a complex multinational tax environment and is subject to international tax law and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2019, the Company accrued liabilities of $6.7 million with respect to uncertain tax positions including transfer pricing.
Auditing the recognition and measurement of tax positions related to transfer pricing was especially challenging due to first establishing the technical merits of the income tax position for purposes of recognition and second due to the measurement of the tax position. The key assumptions used in determining the reserve for the uncertain tax positions related to transfer pricing are how the taxing authority would classify the relevant related parties and the royalty rates and operating margins by jurisdiction that are utilized in transfer pricing as well as the probabilities applied to the scenarios utilized to calculate the amount of benefit to recognize.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process to assess the technical merits of tax positions related to transfer pricing including evaluating certain intercompany transactions and to measure the potential exposure to reserve for those tax positions. This included controls over the completeness of the tax positions evaluated for recognition and measurement and the probabilities applied to each scenario.
To test the reserve for uncertain tax positions related to transfer pricing, our audit procedures included, among others, involving our tax and transfer price professionals to assist us in assessing the technical merits and measurement of certain of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions and other third-party advice obtained by the Company. To support our evaluation, we used our knowledge of and experience with the application of international, transfer pricing and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those uncertain tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax position to recognize and tested the accuracy of the calculations. We have also evaluated the Company’s income tax disclosures included in Note 10 of the financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.
Austin, Texas
February 20, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation
Opinion on Internal Control over Financial Reporting
We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Austin, Texas

February 20, 2020

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

໿

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$194,616	$259,386
Short-term investments	237,983	271,396
Accounts receivable, net	248,872	242,955
Inventories, net	200,410	194,146
Prepaid expenses and other current assets	65,477	54,337
Total current assets	947,358	1,022,220
Property and equipment, net	243,717	245,201
Goodwill	262,242	264,530
Intangible assets, net	84,083	110,783
Operating lease right-of-use assets	70,407	—
Other long-term assets	44,082	28,501
Total assets	$1,651,889	$1,671,235
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$52,192	$48,388
Accrued compensation	47,732	45,821
Deferred revenue - current	131,445	127,288
Other lease liabilities - current	13,431	—
Other taxes payable	40,607	35,574
Other current liabilities	20,716	25,913
Total current liabilities	306,123	282,984
Deferred income taxes	14,065	25,457
Income tax payable - non-current	69,151	74,546
Liability for uncertain tax positions	6,652	9,775
Deferred revenue - non-current	33,480	32,636
Operating lease liabilities - non-current	40,650	—
Other long-term liabilities	5,418	7,479
Total liabilities	475,539	432,877
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 130,504,535 and 132,655,941 shares issued and outstanding, respectively	1,305	1,327
Additional paid-in capital	953,578	897,544
Retained earnings	242,537	356,418
Accumulated other comprehensive loss	(21,070)	(16,931)
Total stockholders’ equity	1,176,350	1,238,358
Total liabilities and stockholders’ equity	$1,651,889	$1,671,235
 The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
໿

	For the years ended December 31,
	2019	2018	2017
Net sales:
Product	$1,215,014	$1,220,027	$1,173,476
Software maintenance	138,201	139,105	115,910
Total net sales	1,353,215	1,359,132	1,289,386

Cost of sales:
Product	329,364	325,208	318,863
Software maintenance	7,527	8,519	9,461
Total cost of sales	336,891	333,727	328,324

Gross profit	1,016,324	1,025,405	961,062

Operating expenses:
Sales and marketing	473,392	482,576	477,921
Research and development	272,452	261,072	231,761
General and administrative	122,768	108,878	105,602
Gain on sale of assets	(26,842)	—	—
Total operating expenses	841,770	852,526	815,284

Operating income	174,554	172,879	145,778

Other income (expense):
Interest income	8,129	5,896	2,276
Net foreign exchange (loss) gain	(1,846)	(3,423)	892
Other (expense) income, net	(293)	1,101	(1,566)
Income before income taxes	180,544	176,453	147,380
Provision for income taxes	18,393	21,396	94,969

Net income	$162,151	$155,057	$52,411

Basic earnings per share	$1.23	$1.17	$0.40

Weighted average shares outstanding - basic	131,722	131,987	130,300

Diluted earnings per share	$1.22	$1.16	$0.40

Weighted average shares outstanding - diluted	132,734	133,274	131,387

Dividends declared per share	$1.00	$0.92	$0.84
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

໿

	For the years ended December 31,
	2019	2018	2017

Net income	$162,151	$155,057	$52,411
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(3,346)	(9,768)	24,470
Unrealized gain (loss) on securities available-for-sale	1,141	(378)	(120)
Unrealized (loss) gain on derivative instruments	(2,629)	12,525	(9,488)
Other comprehensive income, before tax	(4,834)	2,379	14,862
Tax (benefit) provision related to items of other comprehensive income	(695)	2,801	(3,250)
Other comprehensive (loss) income, net of tax	(4,139)	(422)	18,112
Comprehensive income	$158,012	$154,635	$70,523

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$162,151	$155,057	$52,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,541	70,667	72,695
Stock-based compensation	51,438	37,616	29,145
Disposal gain on sale of assets	(26,842)	—	—
Tax benefit from deferred income taxes	(12,680)	(11,738)	(5,774)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(7,193)	8,446	(15,269)
Inventories	(6,773)	(10,642)	10,154
Prepaid expenses and other assets	(7,926)	12,628	1,971
Accounts payable and accrued expenses	4,034	(3,976)	1,584
Deferred revenue	5,579	19,061	1,791
Taxes, accrued compensation, and other current liabilities	(10,924)	(2,539)	75,734
Net cash provided by operating activities	224,405	274,580	224,442

Cash flow from investing activities:
Capital expenditures	(60,857)	(34,659)	(30,256)
Proceeds from sale of assets	32,492	—	—
Capitalization of internally developed software	(9,065)	(14,208)	(41,662)
Additions to other intangibles	(1,209)	(5,399)	(2,384)
Acquisitions of equity-method investments	(13,670)	—	—
Acquisitions, net of cash received	—	(5,534)	—
Purchases of short-term investments	(185,267)	(313,726)	(87,735)
Sales and maturities of short-term investments	219,628	163,530	39,627
Net cash used in investing activities	(17,948)	(209,996)	(122,410)

Cash flow from financing activities:
Principal payments on revolving line of credit	—	—	(25,000)
Proceeds from issuance of common stock	33,191	31,601	29,094
Repurchase of common stock	(171,316)	—	—
Dividends paid	(131,855)	(121,537)	(109,551)
Other	(837)	(907)	(842)
Net cash used in financing activities	(270,817)	(90,843)	(106,299)

Effect of exchange rate changes on cash	(410)	(4,519)	9,148

Net change in cash and cash equivalents	(64,770)	(30,778)	4,881
Cash and cash equivalents at beginning of period	259,386	290,164	285,283
Cash and cash equivalents at end of period	$194,616	$259,386	$290,164
Supplemental disclosures:
Interest paid	$—	$78	$478
Income taxes paid	$46,096	$32,786	$38,033

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

໿

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2016	129,202,979	1,292	771,346	376,202	(34,621)	1,114,219
Net income	—	—	—	52,411	—	52,411
Other comprehensive income, net of tax	—		—	—	18,112	18,112
Issuance of common stock under employee plans, including tax benefits	1,775,968	18	29,076	—	—	29,094
Stock-based compensation	—	—	29,557	—	—	29,557
Adoption of ASU 2016-16	—	—	—	(5,821)	—	(5,821)
Dividends paid	—	—	—	(109,551)	—	(109,551)
Balance at December 31, 2017	130,978,947	1,310	829,979	313,241	(16,509)	1,128,021
Net income	—	—	—	155,057	—	155,057
Other comprehensive income, net of tax	—		—	—	(422)	(422)
Issuance of common stock under employee plans, including tax benefits	1,676,994	17	30,677	—	—	30,694
Stock-based compensation	—	—	36,888	—	—	36,888
Adoption of ASU 2014-09	—	—	—	9,657		9,657
Dividends paid	—	—	—	(121,537)	—	(121,537)
Balance at December 31, 2018	132,655,941	$1,327	$897,544	$356,418	$(16,931)	$1,238,358
Net income	—	—	—	162,151	—	162,151
Other comprehensive income, net of tax	—		—	—	(4,139)	(4,139)
Issuance of common stock under employee plans, including tax benefits	1,848,594	18	32,336	—	—	32,354
Stock-based compensation	—	—	50,797	—	—	50,797
Repurchase of common stock	(4,000,000)	(40)	(27,099)	(144,177)	—	(171,316)
Dividends paid	—	—	—	(131,855)	—	(131,855)
Balance at December 31, 2019	130,504,535	$1,305	$953,578	$242,537	$(21,070)	$1,176,350
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and summary of significant accounting policies
National Instruments Corporation (the "Company," "NI," "we," "us" or "our") is a Delaware corporation. We provide flexible application software and modular, multifunction hardware that users combine with industry-standard computers, networks and third-party devices to create automated test and automated measurement systems. Our software-centric approach helps our customers quickly and cost-effectively design, prototype and deploy custom-defined solutions for their design, control and test application needs. We offer hundreds of products used to create virtual instrumentation systems for general, commercial, industrial and scientific applications. Our products may be used in different environments, and consequently, specific application of our products is determined by the customer and often is not known to us.

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
Gain on Sale of Assets

During the twelve months ended December 31, 2019, we recognized a gain of $26.8 million from the sale of our 136,000 square foot office building and property located at 6504 Bridgepoint Parkway, Austin, Texas. At the time of sale, we did not occupy the building and had been leasing the building to third parties for several years. The disposal gain is presented as "Gain on sale of assets" in the Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment.

Assets held-for-sale

On December 2, 2019, we entered into a stock purchase agreement with Cadence Design Systems, Inc. ("Cadence") for Cadence to acquire AWR Corporation, our wholly owned subsidiary (the "Transaction"). The transaction closed on January 15, 2020. The purchase price for the Transaction was approximately $160 million in cash and we expect to recognize a gain on the divestment of approximately $123 million, net of taxes, during the first quarter of 2020. Approximately 110 AWR employees joined Cadence, effective as of the date of closing.
AWR provides software products used by microwave and RF engineers to design wireless products for complex, high-frequency RF applications. The technology helps customers accelerate the design and product development cycle of systems used in communications, aerospace and defense, semiconductor, computer, and consumer electronics, by helping reduce the time it takes to go from concept to manufacturing.

Assets held-for-sale as of December 31, 2019 were included within the following line items on our Consolidated Balance Sheets:

Year Ended December 31,
(In thousands)	2019
Assets
Cash	$6,015
Accounts receivable, net	9,544
Prepaids and other current assets	291
Property, plant and equipment, net	268
Goodwill	7,593
Intangibles, net	141
Operating lease right-of-use assets	461
Other long-term assets	119
Total Assets	$24,432

Liabilities
Accounts payable and accrued liabilities	$1,030
Accrued compensation	1,474
Deferred revenue	17,851
Other current liabilities	503
Operating lease liabilities - non-current	290
Total Liabilities	21,148
Net Assets Classified as Held for Sale	$3,284

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

Impact of adopting Topic 606

On January 1, 2018, we adopted the new revenue standard using the modified retrospective transition method. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical GAAP. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under the new revenue standard. The impact of adopting the new revenue standard for the year ended December 31, 2018 is further discussed under "Recently Adopted Accounting Pronouncements".

Nature of Goods and Services

We derive revenues from two primary sources: products and software maintenance.

Product revenues are primarily generated from the sale of off-the-shelf modular test and measurement hardware components and related drivers, and application software licenses. Sales of most hardware components may also include optional extended hardware warranties, which typically provide additional service-type coverage for three years from the purchase date. Our software licenses typically provide for a perpetual right to use our software. We also offer some term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize software for customers and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We sell our customer support contracts as a percentage of net software purchases to which the support is related. Revenues from offerings related to our hardware and software products such as extended hardware warranties, training, consulting and installation services are not significant and are presented within product revenues, as further discussed below.

Software maintenance revenues consists of post-contract customer support that provides the customer with unspecified upgrades and technical support. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are estimated based on our established pricing practices and maximize the use of observable inputs. Standalone selling prices of hardware products are typically estimated based on observable transactions when these services are sold on a standalone basis. Our typical performance obligations include the following:

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

Contract Balances

Timing of revenue recognition may differ from the timing of payment from customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the year ended December 31, 2019, amounts recognized related to unbilled receivables were not material.

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
Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts of $3.5 million at each of December 31, 2019 and 2018. Our allowance for doubtful accounts is based on historical experience. We analyze historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2017	Allowance for doubtful accounts	$1,867	$1,383	358	$2,892
2018	Allowance for doubtful accounts	$2,892	$1,135	537	$3,490
2019	Allowance for doubtful accounts	$3,490	$396	343	$3,543

Contract Liabilities
We recognize contract liabilities, presented in our Consolidated Balance Sheet as "Deferred revenue" when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for additional information, including changes in our contract liability during the year ended December 31, 2019.
Refund Liability
A refund liability for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns refund liability. Our sales return refund liability was $2.6 million and $2.3 million at December 31, 2019 and 2018, respectively. As further discussed in Note 2 - Revenue, we adopted the new revenue standard on January 1, 2018 using the modified retrospective method. Under the modified retrospective method of adoption, we did not adjust our comparative periods to reflect the adoption of the new revenue standard. In accordance with the new revenue standard, our sales return refund liability as of December 31, 2019 and 2018 was presented in "Other Current Liabilities" on our balance sheet.
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
Investments
We value our available-for-sale debt instruments based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale debt investments. Short-term investments consist of available-for-sale debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All short-term investments have contractual maturities of less than 60 months.
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
The fair value of our short-term investments in debt securities at December 31, 2019 and December 31, 2018 was $238 million and $271 million, respectively. The decrease was due to the net sale of $34 million of short-term investments. We had $5 million U.S. dollar equivalent of corporate bonds that were denominated in Euro at December 31, 2019.

We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in our Consolidated Statements of Income. In addition, we from time to time make equity investments in non-publicly traded companies. Equity investments in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Our proportionate share of income or loss is recorded in "Other income (expense), net "in the Consolidated Statement of Income. All other non-marketable equity investments do not have readily determinable fair values and are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. We periodically review our non-marketable equity investments for other-than-temporary declines in fair value and write-down specific investments to their fair values when we determine that an other-than-temporary decline has occurred. Our non-marketable equity investments were not material at December 31, 2019 and 2018.
We did not identify or record any other-than-temporary impairments on our investment securities during 2019, 2018, and 2017.

Inventories, net
Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
Inventory is shown net of adjustment for excess and obsolete inventories of $15.5 million, $15.4 million and $16.4 million at December 31, 2019, 2018 and 2017, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2017	Adjustment for excess and obsolete inventories	$12,639	$7,130	3,322	$16,447
2018	Adjustment for excess and obsolete inventories	$16,447	$7,870	8,932	$15,385
2019	Adjustment for excess and obsolete inventories	$15,385	$6,046	5,942	$15,489

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
Goodwill
The excess purchase price over the fair value of net assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, in the fourth quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. No impairment of goodwill was identified during our annual testing of goodwill performed as of November 30, 2019 and 2018. Goodwill is deductible for tax purposes in certain jurisdictions.

Concentrations of credit risk
At December 31, 2019, we had $433 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, the majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The most significant of our operating accounts was our Malaysian Citibank operating account which held approximately $13 million or 7% of our total cash and cash equivalents at a bank that carried Baa1/BBB+/A ratings at December 31, 2019.
The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2019 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$55.9	$138.7	$194.6
	29%	71%
Short-term Investments	$164.3	$73.7	$238.0
	69%	31%
Cash, Cash Equivalents and Short-term Investments	$220.2	$212.4	$432.6
	51%	49%
The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less. (See Note 3 – Short-term investments of Notes to Consolidated Financial Statements for further discussion and analysis of our investments).
Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3% of our sales for the years ended December 31, 2019, 2018, and 2017, respectively. The largest trade account receivable from any individual customer at December 31, 2019 was approximately $4.6 million.
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
The warranty reserve for the years ended December 31, 2019, 2018, and 2017 was as follows:

(In thousands)
	2019	2018	2017
Balance at the beginning of the year	$3,173	$2,846	$2,686
Accruals for warranties issued during the year	2,356	3,026	2,644
Accruals related to pre-existing warranties	(376)	389	274
Settlements made (in cash or in kind) during the year	(2,592)	(3,088)	(2,758)
Balance at the end of the year	$2,561	$3,173	$2,846
Loss contingencies
We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.
Advertising expense
We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2019, 2018, and 2017 was $7 million, $8 million, and $11 million, respectively.
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
We prospectively discontinue hedge accounting if (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (forecasted transactions); or (2) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative is sold, and the resulting gains and losses are recognized immediately in earnings.

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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2019, 2018, and 2017 are as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Weighted average shares outstanding-basic	131,722	131,987	130,300
Plus: Common share equivalents
RSUs	1,012	1,287	1,087
Weighted average shares outstanding-diluted	132,734	133,274	131,387
Stock awards to acquire 94,206 shares, 11,352 shares, and 32,400 shares for the years ended December 31, 2019, 2018, and 2017, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
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
The fair values of RSUs, with service-based vesting conditions, are estimated using their market price on the date of grant. The fair values of rights under employee stock purchase plans are estimated using the Black-Scholes option-pricing model. The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs is affected by our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Russell 2000 Index over the performance period. Refer to Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans for additional information on our equity-based compensation programs.
Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2019, 2018, and 2017 was $158 million, $155 million and $71 million, respectively.

Recently Adopted Accounting Pronouncements

Leases

In 2016, the FASB established Topic 842, Leases, by issuing new lease accounting guidance which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842, as amended (the "new lease standard"), establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new lease standard on January 1, 2019 and used the effective date as our date of initial adoption. Consequently, financial information will not be updated, and the disclosures required under the new lease standard will not be provided for earlier periods.

We have completed a qualitative and quantitative assessment of our lease portfolio, in which the new lease standard had a material impact on our consolidated balance sheet but did not have an impact on our consolidated income statement. Upon adoption, we recognized lease liabilities of approximately $52 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. We reclassified approximately $19 million from "Property, plant and equipment, net" to "Operating lease right-of-use assets" related to prepaid leasehold land.

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

The cumulative effects of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new lease standard were as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to New Lease Standard	Balance at January 1, 2019

Assets
Property, plant and equipment, net	$245,201	$(18,606)	$226,595
Operating lease right-of-use assets	—	$68,938	$68,938
Total Assets	245,201	50,332	295,533

Liabilities and Stockholders' Equity
Operating lease liabilities, current	—	$18,597	$18,597
Operating lease liabilities, non-current	—	$33,853	$33,853
Other current liabilities	$25,913	$(2,118)	$23,795
Total Liabilities and Stockholders' Equity	$25,913	$50,332	$76,245
Total Assets less Total Liabilities and Stockholders' Equity	$219,288	$—	$219,288

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

The following tables present the amounts by which financial statement line items were affected during 2018 due to the adoption of the new revenue standard. Our historical net cash flows were not impacted by this accounting change.

(In thousands)	Balance at December 31, 2017	Adjustments Due to New Revenue Standard	Balance at January 1, 2018
Balance Sheet
Assets
Accounts receivable, net	248,825	$2,399	251,224
Other long-term assets	32,553	1,065	33,618

Liabilities and Stockholders' Equity
Deferred revenue - current	120,638	(9,067)	111,571
Deferred revenue - long-term	33,742	(997)	32,745
Other current liabilities	23,782	2,100	25,882
Deferred income taxes	33,609	1,771	35,380
Retained earnings	313,241	$9,657	322,898

The following tables present the amounts by which financial statement line items were affected in the year ended December 31, 2018 due to the adoption of the new revenue standard. Our historical net cash flows are not impacted by this accounting change.

(In thousands)	For the year ended December 31, 2018
Increase / (Decrease)
Consolidated Statements of Income*
Products	7,911
Total net sales	7,911
Operating Expenses	(153)
Operating Income	8,064
Provision for income taxes	1,299
Net income	6,765
* Excludes line items that were not materially affected by our adoption of the new revenue standard

(In thousands)	December 31, 2018
Increase / (Decrease)
Consolidated Balance Sheet
Assets
Accounts receivable, net	2,093
Other long-term assets	1,220

Liabilities and Stockholders' Equity
Deferred revenue - current	(13,807)
Deferred revenue - non-current	(4,417)
Other current liabilities	3,399
Deferred income taxes	1,771
Retained earnings	16,367
* Excludes line items that were not materially affected by our adoption of the new revenue standard

Goodwill

In 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test, which previously measured an impairment loss by comparing the implied fair value of goodwill with its carrying amount. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance for fiscal year 2019 and there was no impact upon adoption.

Hedging and Derivatives

In 2017, the FASB issued new guidance that expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements and simplifies the application of hedge accounting in certain situations. On January 1, 2019, we adopted the new guidance which did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.

Other Recently Adopted Accounting Pronouncements

We also adopted the following accounting pronouncement during 2019, which did not have a material impact on our financial statements:
In January 2018, the FASB issued new guidance which gives entities the option to reclassify to retained earnings tax effects resulting from the Tax Act related to items that the FASB refers to as having been stranded in accumulated other comprehensive income ("OCI"). We adopted the new guidance effective January 1, 2019, and we did not elect the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in accumulated OCI. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard impacts our accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk. In preparation for the adoption of this standard, we will update our credit loss models as needed. We have completed our analysis of the impact of this guidance and the adoption of this standard will not have a material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. The adoption of this standard will not have a material impact on our consolidated financial statements.

In 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Note 2 - Revenue

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. The geographic regions that are tracked are the Americas (United States, Canada and Latin America), EMEIA (Europe, Middle East, India and Africa) and APAC (Australia, Japan, South Korea, New Zealand, Southeast Asia and China). Total net sales based on the disaggregation criteria described above are as follows:

		Year Ended December 31,
	2019
(In thousands)
Net sales:	Point-in-Time	Over Time	Total
Americas	$446,703	$91,976	$538,679
EMEIA	324,410	79,014	403,424
APAC	376,631	34,481	411,112
Total net sales (1)	$1,147,744	$205,471	$1,353,215
(1) Net sales contain hedging gains and losses, which do not represent revenues recognized from customers. See Note 5 -Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

		Year Ended December 31,
	2018
(In thousands)
Net sales:	Point-in-Time	Over Time	Total
Americas	$451,047	$87,341	$538,388
EMEIA	356,070	76,907	432,977
APAC	355,024	32,743	387,767
Total net sales (1)	$1,162,141	$196,991	$1,359,132
(1) Net sales contain hedging gains and losses, which do not represent revenues recognized from customers. See Note 5 -Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

Total net sales by the major geographic areas in which we operate, are as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017 (1)
Net sales:
Americas	$538,679	$538,388	$504,626
EMEIA	403,424	432,977	408,625
APAC	411,112	387,767	376,135
Total	$1,353,215	$1,359,132	$1,289,386
(1) As discussed in Note 1 - Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements, prior periods have not been adjusted for adoption of ASU 2014-09

Information about Contract Balances

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

Changes in deferred revenue, current and long-term, during the twelve months ended December 31, 2019 were as follows:

Amount
(In thousands)
Deferred Revenue at January 1, 2019	$159,924
Deferral of revenue billed in current period, net of recognition	116,842
Recognition of revenue deferred in prior periods	(111,417)
Foreign currency translation impact	(424)
Balance as of December 31, 2019	$164,925

For the twelve months ended December 31, 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in accounts receivable, net on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the twelve months ended December 31, 2019, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $60.7 million as of December 31, 2019. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of December 31, 2019, we expect to recognize approximately 49% of the revenue related to these unsatisfied performance obligations during 2020, 30% during 2021, and 21% thereafter.

Practical Expedients

As discussed in Note 1 - Operations and summary of significant accounting policies and elsewhere in Note 2 - Revenue of Notes to Consolidated Financial Statements, we have elected the following practical expedients in accordance with the new revenue standard:

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

•	We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Short-term investments
The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$237,423	$628	$(68)	$237,983
Short-term investments	$237,423	$628	$(68)	$237,983

(In thousands)	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$235,045	$726	$(1,298)	$234,473
U.S. treasuries and agencies	36,932	2	(11)	36,923
Short-term investments	$271,977	$728	$(1,309)	$271,396

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale:

(In thousands)	As of December 31, 2019
	Adjusted Cost	Fair Value
Due in less than 1 year	$102,843	$103,239
Due in 1 to 5 years	134,580	134,744
Total available-for-sale debt securities	$237,423	$237,983

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$102,843	$103,239
Total available-for-sale debt securities	$102,843	$103,239

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	134,580	134,744
Total available-for-sale debt securities	$134,580	$134,744

Equity-Method Investments

The carrying value of our equity method investments was $15 million as of December 31, 2019. Our proportionate share of the income from equity-method investments was not material for the periods presented.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
໿

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,397	$87,397	$—	$—
Corporate notes and bonds	9,962	—	9,962	—
Short-term investments available for sale:
Corporate bonds	237,983	—	237,983	—
Derivatives	8,209	—	8,209	—
Total Assets	$343,551	$87,397	$256,154	$—

Liabilities
Derivatives	$(2,872)	—	(2,872)	—
Total Liabilities	$(2,872)	$—	$(2,872)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$62,094	$62,094	$—	$—
Corporate notes and bonds	9,979	—	9,979	—
Short-term investments available for sale:
Corporate bonds	234,473	—	234,473	—
U.S. treasuries and agencies	36,923	—	36,923	—
Derivatives	9,369	—	9,369	—
Total Assets	$352,838	$62,094	$290,744	$—

Liabilities
Derivatives	$(1,483)	$—	$(1,483)	$—
Total Liabilities	$(1,483)	$—	$(1,483)	$—

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

Derivatives include foreign currency forward and option contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. Our foreign currency option contracts are valued using a market approach based on the quoted market prices which are derived from observable inputs including current and future spot rates, interest rate spreads as well as quoted market prices of similar instruments. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2019. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2019.
Our short-term investments do not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.
We did not have any items that were measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018.  The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the Consolidated Balance Sheets approximates fair value.
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
We have operations in approximately 45 countries. Sales outside of the Americas accounted for approximately 60%, 60%, and 61% of our net sales during the years ended December 31, 2019, 2018, and 2017, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
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
We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2019	As of December 31, 2018
Chinese yuan	$32,970	$45,520
Euro	130,122	134,654
Japanese yen	53,527	15,141
Hungarian forint	95,228	35,384
British pound	13,988	9,948
Malaysian ringgit	32,725	27,778
Korean won	$24,728	$8,331
Total forward contracts notional amount	$383,288	$276,756

The contracts in the foregoing table had contractual maturities of 36 months or less as of December 31, 2019 and December 31, 2018.
At December 31, 2019, we expect to reclassify $6.4 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.8 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $0.6 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2019. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
The gains and losses recognized in earnings due to hedge ineffectiveness were not material for fiscal years 2019, 2018, and 2017 and are included as a component of net income.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of December 31, 2019 and December 31, 2018, we held foreign currency forward contracts with a notional amount of $41 million and $71 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

	Asset Derivatives
	December 31, 2019		December 31, 2018
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,039	Prepaid expenses and other current assets	$7,594

Foreign exchange contracts - LT forwards	Other long-term assets	970	Other long-term assets	1,380
Total derivatives designated as hedging instruments		$8,009		$8,974

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$200	Prepaid expenses and other current assets	$395
Total derivatives not designated as hedging instruments		$200		$395

Total derivatives		$8,209		$9,369

	Liability Derivatives
	December 31, 2019		December 31, 2018
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(2,089)	Other current liabilities	$(662)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(351)	Other long-term liabilities	(191)
Total derivatives designated as hedging instruments		$(2,440)		$(853)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(432)	Other current liabilities	$(630)
Total derivatives not designated as hedging instruments		$(432)		$(630)

Total derivatives		$(2,872)		$(1,483)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively:

December 31, 2019
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(1,286)	Net sales	$11,709

Foreign exchange contracts - forwards	(707)	Cost of sales	(482)

Foreign exchange contracts - forwards	(636)	Operating expenses	(383)
Total	$(2,629)		$10,844

December 31, 2018
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$17,422	Net sales	$(210)

Foreign exchange contracts - forwards	(2,591)	Cost of sales	680

Foreign exchange contracts - forwards	(2,306)	Operating expenses	916
Total	$12,525		$1,386

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2019	December 31, 2018
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$(348)	$343

Total		$(348)	$343

Gains or losses recognized in OCI on our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 6 – Inventories
Inventories, net at December 31, 2019 and December 31, 2018 consist of the following:

(In thousands)	December 31, 2019	December 31, 2018

Raw materials	$110,078	$98,346
Work-in-process	10,613	9,306
Finished goods	79,719	86,494
Total	$200,410	$194,146

Note 7 – Property and equipment
Property and equipment at December 31, 2019 and December 31, 2018, consist of the following:

(In thousands)	December 31, 2019	December 31, 2018

Land	$12,366	$32,967
Buildings	219,473	218,289
Furniture and equipment	415,216	388,102
	647,055	639,358
Accumulated depreciation	(403,338)	(394,157)
Total, net	$243,717	$245,201

Depreciation expense for the years ended December 31, 2019, 2018, and 2017, was $38 million, $37 million and $40 million, respectively.
໿
Note 8 – Intangible assets and Goodwill
Intangible assets at December 31, 2019 and December 31, 2018 are as follows:

(In thousands)	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$132,789	$(76,910)	$55,879	$123,842	$(49,299)	$74,543
Acquired technology	91,900	(87,917)	3,983	92,236	(84,962)	7,274
Patents	35,609	(23,993)	11,616	34,427	(21,725)	12,702
Other	44,490	(31,885)	12,605	46,437	(30,173)	16,264
Total	$304,788	$(220,705)	$84,083	$296,942	$(186,159)	$110,783

Software development costs capitalized in 2019, 2018, and 2017 were $10 million, $15 million, and $43 million, respectively, and related amortization expense was $28 million, $27 million, and $22 million, respectively. Capitalized software development costs for the years ended December 31, 2019, 2018, and 2017 included costs related to stock-based compensation of $0.5 million, $0.7 million and $1.8 million, respectively. The related amounts in the table above are net of fully amortized assets.
Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $37 million, $35 million, and $34 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average useful lives of 2.3 years, 1.5 years, 4.9 years, and 5.1 years, respectively, as of December 31, 2019. The estimated future amortization expense related to intangible assets as of December 31, 2019 was as follows:

Amount
(In thousands)
2020	$36,029
2021	25,463
2022	11,079
2023	4,324
2024	1,698
Thereafter	5,490
Total	$84,083

Goodwill
A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2017	$266,783
Acquisitions	2,819
Foreign currency translation impact	(5,072)
Balance as of December 31, 2018	$264,530
Foreign currency translation impact	(2,288)
Balance as of December 31, 2019	$262,242

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We have one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2019.  No impairment of goodwill was identified during 2019 and 2018. Goodwill is deductible for tax purposes in certain jurisdictions.

Note 9 – Leases
We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 94 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows:

Twelve Months Ended
(In thousands)	December 31, 2019
Operating Lease Cost (a)	$22,708
(a) includes variable and short-term lease costs

Supplemental cash flow information related to operating leases were as follows:

Twelve Months Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease liabilities	$20,919
Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$18,938

Maturities of lease liabilities as of December 31, 2019 were as follows:

(In thousands)
Years ending December 31,	Operating Leases
2020	$16,104
2021	12,752
2022	8,984
2023	7,415
2024	6,844
Thereafter	14,153
Total future minimum lease payments	66,252
Less imputed interest	12,171
Total	$54,081

Weighted Average Remaining Lease Term (years)
Operating Leases	5.3

Weighted Average Discount Rate
Operating Leases	5.3%

As of December 31, 2019, we have additional operating leases, that have not commenced during the period, which were not material.
Note 10 – Income taxes
The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Domestic	$98,476	$56,068	$46,308
Foreign	82,068	120,385	101,072
Total	$180,544	$176,453	$147,380

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Current tax expense:
U.S. federal	$18,212	$15,898	$91,043
State	2,705	2,963	348
Foreign	10,156	14,273	9,352
Total current	$31,073	$33,134	$100,743
Deferred tax benefit:
U.S. federal	$(9,168)	$(10,724)	$(4,796)
State	(1,218)	1,134	(151)
Foreign	(3,045)	(2,148)	(827)
Total deferred	$(13,431)	$(11,738)	$(5,774)
Change in valuation allowance	751	—	—
Total provision	$18,393	$21,396	$94,969

Deferred tax liabilities (assets) at December 31, 2019 and 2018 were as follows:

(In thousands)	December 31,
	2019	2018
Capitalized software	$12,202	$16,756
Depreciation and amortization	11,756	12,964
Intangible assets	13,490	13,492
Right of use asset	9,833	—
Unrealized gain on derivative instruments	1,176	1,871
Undistributed earnings of foreign subsidiaries	3,482	3,449
Gross deferred tax liabilities	51,939	48,532
Operating loss carryforwards	(87,074)	(83,013)
Vacation and other accruals	(4,979)	(5,391)
Inventory valuation and warranty provisions	(2,317)	(2,576)
Doubtful accounts and sales provisions	(860)	(890)
Unrealized exchange loss	(1,052)	(1,735)
Deferred revenue	(7,708)	(8,199)
Operating lease liabilities	(10,426)	—
Accrued expenses	(262)	(848)
Global intangible low-taxed income	(3,444)	(4,339)
Stock-based compensation	(5,809)	(5,216)
Research and development tax credit carryforward	—	(258)
Capital loss carryforward	—	(250)
Foreign tax credit carryforward	(674)	(42)
Outside basis difference on asset held for sale	(10,762)	—
Cumulative translation adjustment on undistributed earnings	(985)	(912)
Other	(2,072)	(1,776)
Gross deferred tax assets	(138,424)	(115,445)
Valuation allowance	85,516	79,624
Net deferred tax liability	$(969)	$12,711

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21%	21%	35%
Foreign taxes greater (less) than federal statutory rate	—	(4)	(12)
Outside basis difference on asset held for sale	(6)	—	—
Research and development tax credits	(3)	(2)	(3)
Enhanced deduction for certain research and development expenses	(3)	(4)	(3)
State income taxes, net of federal tax benefit	—	2	—
Nondeductible officer compensation	1	—	—
Change in intercompany prepaid tax asset	—	(1)	(2)
Foreign-derived intangible income deduction	(3)	(1)	—
Global intangible low-taxed income inclusion ("GILTI")	1	2	—
Amortization of intangible assets	—	—	1
Remeasurement of U.S. deferred tax balance	—	—	(10)
Transition tax on deferred foreign income	1	1	54
Global intangible low-taxed income deferred	—	(2)	—
Foreign tax on undistributed foreign earnings	—	(1)	3
Other	1	1	1
Effective tax rate	10%	12%	64%

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the "Act"). The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In 2018 and 2017, we recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of electing to account for GILTI in deferred taxes. As of December 31, 2017, we recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations. During 2018, we reduced the provisional amounts recorded at December 31, 2017 by $4.2 million and included these adjustments as a reduction of income tax expense from continuing operations.

While we completed our accounting of the Tax Act in the fourth quarter of 2018 based on the regulatory guidance issued at that time, the Department of Treasury interpretive guidance initiatives are ongoing. The U.S. Treasury Department has issued final interpretive guidance relating to certain provisions of the Tax Act and proposed additional guidance related to the same provisions. We will account for the impact of additional guidance in the period in which any new guidance is released, if appropriate. During 2019, we recorded a $2.6 million net tax expense related to an increase in the 2017 one-time deemed repatriation tax on accumulated foreign earnings as a result of final tax regulations issued in 2019.

As of December 31, 2019, we had federal tax credit carryforwards of $0.7 million which expire during the years 2021 to 2029. Certain of these carryforwards are subject to limitations following a change in ownership. We do not expect to utilize certain of these carryforwards and have recorded a valuation allowance of $0.6 million against those credits at December 31, 2019.
As of December 31, 2019, 14 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $981 million, of which $973 million expires during the years 2020 to 2038 and $8 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2019.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $3.4 million and $4.0 million for the years ended December 31, 2019 and 2018, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2019 and 2018 was a benefit of $0.03 per share.
We have not provided for foreign withholding or distribution taxes on approximately $5.3 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2019. These earnings would become subject to withholding or distribution taxes of approximately $679,000, if they were remitted to the parent company as dividends. We intend to permanently reinvest these undistributed earnings.
We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:
໿

(In thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$9,775	$10,158
Additions based on tax positions related to the current year	776	1,486
Reductions for tax positions of prior years	—	(1,208)
Additions for tax positions of prior years	390	1,207
Reductions as a result of settlement with taxing authorities	(725)	—
Reductions as a result of the closing of open tax periods	(3,564)	(1,868)
Balance at end of period	$6,652	$9,775

All of our unrecognized tax benefits at December 31, 2019 would affect our effective income tax rate if recognized. As of December 31, 2019, it is reasonably possible that we will recognize tax benefits in the amount of $2.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2019 and 2018, we recognized interest expense related to uncertain tax positions of approximately $0.4 million and $0.6 million, respectively.
The tax years 2013 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.   The Internal Revenue Service concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Note 11 – Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2019 and 2018, consisted of the following:
໿

	December 31, 2019
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	$6,862	$(16,931)
Current-period other comprehensive (loss) income	(3,346)	1,141	(13,473)	(15,678)
Reclassified from accumulated OCI into income	—	—	10,844	10,844
Income tax benefit (expense)	—	82	613	695
Balance as of December 31, 2019	$(25,831)	$(85)	$4,846	$(21,070)

	December 31, 2018
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2017	$(12,717)	$(782)	$(3,010)	$(16,509)
Current-period other comprehensive income (loss)	(9,768)	(378)	11,139	993
Reclassified from accumulated OCI into income	—	—	1,386	1,386
Income tax (expense) benefit	—	(148)	(2,653)	(2,801)
Balance as of December 31, 2018	$(22,485)	$(1,308)	$6,862	$(16,931)

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

Restricted stock unit plans
Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under this plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan, which terminated in May 2005 (The "1994 Plan"), and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010.
Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2010 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 plan terminated on May 12, 2015, except with outstanding awards previously granted there under. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.
Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under this plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on the Company’s previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. There were 1,920,771 shares available for grant under the 2015 Plan at December 31, 2019.

During the year ended December 31, 2019, we did not make any changes in accounting principles or methods of estimates related to the 2010 and 2015 Plans.  Transactions under our 2010 Plan and 2015 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2016	2,806,201	$28.76
Granted	1,205,920	$34.57
Earned	(666,786)	$28.05
Canceled	(192,371)	$29.73
Outstanding at December 31, 2017	3,152,964	$31.07
Granted	1,100,067	$48.42
Earned	(823,816)	$30.78
Canceled	(250,679)	$34.13
Outstanding at December 31, 2018	3,178,536	$36.91
Granted	1,306,387	$46.76
Earned	(958,995)	$35.86
Canceled	(236,291)	$38.82
Outstanding at December 31, 2019	3,289,637	$40.99

Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $151.6 million as of December 31, 2019, related to 3,289,637 shares with a per share weighted average fair value of $40.99. We anticipate this expense to be recognized over a weighted average period of approximately 2.89 years.
Employee stock purchase plan
Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2019, we had 4,085,770 shares of common stock reserved for future issuance under this plan. We issued 909,274 shares under this plan in the year ended December 31, 2019. The weighted average purchase price of the shares under this plan was $36.50 per share. The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:
໿

	2019	2018	2017
Dividend yield	0.558%	0.518%	0.650%
Expected life	3 months	3 months	3 months
Expected volatility	34%	24%	18%
Risk-free interest rate	2.32%	1.39%	0.48%

Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2017	1,065,154	$6.80
2018	872,853	$8.97
2019	909,274	$9.40

During the year ended December 31, 2019, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Authorized Preferred Stock and Preferred Stock Purchase Rights Plan
We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2019.

Stock repurchases and retirements
Our Board of Directors has authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On January 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased to 4,000,000 shares. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. Under the current program, during the three months ended December 31, 2019, we repurchased 794,324 shares of our common stock at a weighted average price per share at $42.98 and during the twelve months ended December 31, 2019, we repurchased 4,000,000 shares of our common stock at a weighted average price per share of $42.83. We did not repurchase any shares during the twelve months ended December 31, 2018. At December 31, 2019, there were 3,000,000 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

Note 13 – Employee retirement plan
We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and may contribute up to 15% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2019, 2018 and 2017. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.6 million, $9.4 million and $9.5 million in 2019, 2018, and 2017, respectively.
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
We sell our products in three geographic regions which consist of Americas; EMEIA; and APAC. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 –Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).
Based on the billing location of the customer, total sales outside the U.S. for years ended December 31, 2019, 2018, and 2017 were $850 million, $859 million, and $816 million, respectively. Revenue and long-lived assets attributable to each individual foreign country outside the U.S. were not material.
Total property and equipment, net, outside the U.S. for the years ended December 31, 2019, 2018, and 2017 were $130 million, $132 million, and $132 million, respectively.

Note 15 - Debt
On May 9, 2013, we entered into the Loan Agreement with Wells Fargo Bank (the “Lender”). The Loan Agreement provided for a $50 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the Maturity Date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender.

The loans bear interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0% to 0.5%, or a LIBOR rate plus a spread of 1.125% to 2.000%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of December 31, 2019, we were in compliance with all applicable covenants in the Loan Agreement.
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
As of December 31, 2019, we had no outstanding borrowings under this line of credit. During the years ended December 31, 2019 and 2018, we incurred no interest expense. As of December 31, 2019 and 2018, the weighted-average interest rate on the line of credit was 3.0% and 3.6%, respectively.
Note 16 – Commitments and Contingencies
We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2019, for each of the next five years are as follows:
໿

Amount
(In thousands)
2020	$16,104
2021	12,752
2022	8,984
2023	7,415
2024	6,844
Thereafter	14,153
Total	$66,252

Rent expense under operating leases was approximately $23 million for the year ended December 31, 2019, $21 million for the year ended December 31, 2018 and $20 million for the year ended December 31, 2017, respectively.
As of December 31, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million over the next twelve months.
As of December 31, 2019, our outstanding guarantees for payment of customs and foreign grants were not material.

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

Note 18 - Restructuring

Since the first quarter of 2017, we have reduced overall employee headcount by approximately 3% by the end of December 31, 2019, we have been taking steps to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of any future headcount reductions will vary.
A summary of the charges in the consolidated statement of operations resulting from these restructuring activities is shown below:

(In thousands)	Years Ended
	2019	2018	2017
Cost of sales	$—	(150)	1,208
Research and development	3,888	1,890	2,990
Sales and marketing	13,300	10,655	10,968
General and administrative	2,877	1,702	1,898
Total restructuring and other related costs	$20,065	14,097	17,064

Total restructuring and other charges incurred during the year ended December 31, 2019 related to this initiative were $20.1 million primarily related to employee severance costs. A summary of balance sheet activity during 2019 related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2018	$3,506
Income statement expense	20,065
Cash payments	(14,044)
Balance as of December 31, 2019	$9,527

The restructuring liability of $9.5 million at December 31, 2019 relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 19 – Subsequent events

On January 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 9, 2020, to stockholders of record on February 18, 2020.
On January 15, 2020, we closed on the sale of our wholly-owned subsidiary AWR Corporation to Cadence Design Systems Inc. for a total of approximately $160 million in cash. We expect to recognize a gain on the divestment of approximately $123 million, net of taxes, during the first quarter of 2020.