Form 10-Q
period 2020-03-31
NATIONAL INSTRUMENTS CORP
filed 2020-05-04
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:  March 31, 2020 or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2020
Common Stock - $0.01 par value	130,595,074

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$254,441	$194,616
Short-term investments	329,573	237,983
Accounts receivable, net	213,015	248,872
Inventories, net	208,493	200,410
Prepaid expenses and other current assets	64,972	65,477
Total current assets	1,070,494	947,358
Property and equipment, net	245,166	243,717
Goodwill	253,191	262,242
Intangible assets, net	76,308	84,083
Operating lease right-of-use assets	66,245	70,407
Other long-term assets	51,461	44,082
Total assets	$1,762,865	$1,651,889
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$50,259	$52,192
Accrued compensation	38,808	47,732
Deferred revenue - current	117,598	131,445
Operating lease liabilities - current	13,942	13,431
Other taxes payable	33,064	40,607
Other current liabilities	60,065	20,716
Total current liabilities	313,736	306,123
Deferred income taxes	12,475	14,065
Liability for uncertain income tax positions	6,756	6,652
Income taxes payable - non-current	69,151	69,151
Deferred revenue - non-current	32,853	33,480
Operating lease liabilities - non-current	36,429	40,650
Other long-term liabilities	11,348	5,418
Total liabilities	482,748	475,539
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 130,595,203 shares and 130,504,535 shares issued and outstanding, respectively	1,306	1,305
Additional paid-in capital	973,354	953,578
Retained earnings	335,876	242,537
Accumulated other comprehensive loss	(30,419)	(21,070)
Total stockholders’ equity	1,280,117	1,176,350
Total liabilities and stockholders’ equity	$1,762,865	$1,651,889

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net sales:
Product	$273,978	$277,702
Software maintenance	35,403	33,372
Total net sales	309,381	311,074

Cost of sales:
Product	82,071	74,188
Software maintenance	1,690	1,887
Total cost of sales	83,761	76,075

Gross profit	225,620	234,999

Operating expenses:
Sales and marketing	115,746	117,551
Research and development	71,621	66,166
General and administrative	26,180	27,883
Total operating expenses	213,547	211,600
Gain on sale of business	159,753	—
Operating income	171,826	23,399

Other income:
Interest income	2,299	2,234
Net foreign exchange (loss) gain	(505)	366
Other loss, net	(1,234)	(24)
Income before income taxes	172,386	25,975
Provision for income taxes	39,731	2,755

Net income	$132,655	$23,220

Basic earnings per share	$1.02	0.18

Weighted average shares outstanding - basic	130,613	132,252

Diluted earnings per share	$1.01	$0.17

Weighted average shares outstanding - diluted	131,357	133,367

Dividends declared per share	$0.26	$0.25
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$132,655	$23,220
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(5,913)	(3,067)
Unrealized (loss) gain on securities available-for-sale	(2,788)	1,175
Unrealized (loss) gain on derivative instruments	(575)	1,212
Other comprehensive loss, before tax	(9,276)	(680)
Tax expense related to items of other comprehensive income	73	210
Other comprehensive loss, net of tax	(9,349)	(890)
Comprehensive income	$123,306	$22,330

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities:
Net income	$132,655	$23,220
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business	(159,753)	—
Depreciation and amortization	19,265	18,012
Stock-based compensation	12,104	11,034
Tax benefit from deferred income taxes	(1,599)	(1,650)
Changes in operating assets and liabilities, net of divestitures	40,948	(8,469)
Net cash provided by operating activities	43,620	42,147

Cash flow from investing activities:
Capital expenditures	(12,816)	(10,936)
Proceeds from sale of business, net of cash divested	158,973	—
Capitalization of internally developed software	(1,915)	(2,279)
Additions to other intangibles	(112)	(106)
Payments to acquire equity-method investments	—	(9,784)
Purchases of short-term investments	(206,331)	(60,094)
Sales and maturities of short-term investments	111,827	81,151
Net cash provided by (used in) investing activities	49,626	(2,048)

Cash flow from financing activities:
Proceeds from issuance of common stock	8,991	9,213
Repurchase of common stock	(6,526)	(46,404)
Dividends paid	(33,997)	(33,110)
Net cash used in financing activities	(31,532)	(70,301)

Effect of exchange rate changes on cash	(1,889)	(418)

Net change in cash and cash equivalents	59,825	(30,620)
Cash and cash equivalents at beginning of period	194,616	259,386
Cash and cash equivalents at end of period	$254,441	$228,766

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	$1,305	$953,578	$242,537	$(21,070)	$1,176,350
Net income	—	—	—	132,655	—	132,655
Other comprehensive loss, net of tax	—	—	—	—	(9,349)	(9,349)
Issuance of common stock under employee plans, including tax benefits	255,541	3	8,988	—	—	8,991
Stock-based compensation	—	—	11,993	—	—	11,993
Repurchase of common stock	(164,873)	(2)	(1,205)	(5,319)	—	(6,526)
Dividends paid (1)	—	—	—	(33,997)	—	(33,997)
Balance at March 31, 2020	130,595,203	$1,306	$973,354	$335,876	$(30,419)	$1,280,117

	March 31, 2019
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2018	132,655,941	$1,327	$897,544	$356,418	$(16,931)	$1,238,358
Net income	—	—	—	23,220	—	23,220
Other comprehensive loss, net of tax	—	—	—	—	(890)	(890)
Issuance of common stock under employee plans, including tax benefits	245,330	2	9,211	—	—	9,213
Stock-based compensation	—	—	10,866	—	—	10,866
Repurchase of common stock	(1,035,098)	(10)	(7,019)	(39,375)	—	(46,404)
Dividends paid (1)	—	—	—	(33,110)	—	(33,110)
Balance at March 31, 2019	131,866,173	1,319	910,602	307,153	(17,821)	1,201,253

(1) Cash dividends declared per share of common stock were $0.26 and $0.25 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2020 and December 31, 2019, the results of our operations and comprehensive income for the three months ended March 31, 2020 and 2019, the cash flows for the three months ended March 31, 2020 and 2019, and the statement of stockholders' equity for the three months ended March 31, 2020 and 2019. Our operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses ("CECL")

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. We adopted the new standard on January 1, 2020 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. We will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contracts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the condensed consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the condensed consolidated income statement as the related fees of the arrangement. We adopted the new standard on January 1, 2020. The new standard did not have a material impact on our consolidated financial statements and related disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. We adopted the new standard on January 1, 2020. The new standard did not have a material impact on our consolidated financial statements and related disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity is permitted to early adopt the guidance, and we early adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Summary of Significant Accounting Policies

As discussed above, we adopted the new expected credit loss standard as of January 1, 2020. There were no other significant changes in our accounting policies during the three months ended March 31, 2020 compared to the significant accounting policies described in our 2019 Form 10-K.

Divestitures

AWR

On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million, subject to final working capital adjustments. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business" in the consolidated statements of income, which also included approximately $1 million of transaction costs.

The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Cash	1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total assets	16,320

Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	744

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units ("RSUs"), is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2020	2019
Weighted average shares outstanding-basic	130,613	132,252
Plus: Common share equivalents
RSUs	744	1,115
Weighted average shares outstanding-diluted	131,357	133,367

RSU awards to acquire 182,000 shares and 67,100 shares for the three months ended March 31, 2020 and 2019, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended March 31,
(In thousands)		(Unaudited)
	2020			2019

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$105,299	19,718	$125,017	$99,681	22,974	$122,655
EMEIA	71,103	19,590	90,693	79,122	19,685	98,807
APAC	83,908	9,763	93,671	81,450	8,162	89,612
Total net sales(1)	$260,310	49,071	$309,381	$260,253	50,821	$311,074
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

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2020 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2019	$164,925
Deferral of revenue billed in current period, net of recognition	47,978
Recognition of revenue deferred in prior periods	(44,870)
Divestiture of AWR subsidiary	(15,296)
Foreign currency translation impact	(2,286)
Balance as of March 31, 2020 (unaudited)	$150,451

For the three months ended March 31, 2020, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2020, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $60.3 million as of March 31, 2020. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of March 31, 2020, we expect to recognize approximately 38% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 35% during 2021, and 27% thereafter.

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

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2020
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$331,801	$143	$(2,371)	$329,573
Total Short-term investments	$331,801	$143	$(2,371)	$329,573

(In thousands)	As of December 31, 2019
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$237,423	$628	$(68)	$237,983
Total Short-term investments	$237,423	$628	$(68)	$237,983

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2020
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$246,602	$245,943
Due in 1 to 5 years	85,199	83,630
Total available-for-sale debt securities	$331,801	$329,573

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$246,602	$245,943
Total available-for-sale debt securities	$246,602	$245,943

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$85,199	$83,630
Total available-for-sale debt securities	$85,199	$83,630

Equity-Method Investments

The carrying value of our equity method investments was $16 million as of March 31, 2020. Our proportionate share of the income from equity-method investments was not material for the periods presented.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$114,082	$114,082	$—	$—
Corporate bonds	$29,970	$—	$29,970	$—
Short-term investments available for sale:
Corporate bonds	329,573	—	329,573	—
Derivatives	18,553	—	18,553
Total Assets	$492,178	$114,082	$378,096	$—

Liabilities
Derivatives	$(13,130)	$—	$(13,130)	$—
Total Liabilities	$(13,130)	$—	$(13,130)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,397	$87,397	$—	$—
Corporate notes and bonds	9,962	—	9,962	—
Short-term investments available for sale:
Corporate bonds	237,983	—	237,983	—
Derivatives	8,209	—	8,209	—
Total Assets	$343,551	$87,397	$256,154	$—

Liabilities
Derivatives	$(2,872)	$—	$(2,872)	$—
Total Liabilities	$(2,872)	$—	$(2,872)	$—

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

Our derivatives consist of foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2020. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2020.

As of March 31, 2020, our short-term investments did not include any foreign sovereign debt. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 45 countries. Sales outside of the Americas accounted for approximately 60% and 61% of our net sales during the three months ended March 31, 2020 and 2019, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Chinese yuan, and Korean won) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income ("OCI") and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge effectiveness of foreign currency forwards designated as cash flow hedges are measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2020	As of December 31,
	(Unaudited)	2019
Chinese yuan	50,402	$32,970
Euro	220,749	130,122
Japanese yen	82,611	53,527
Hungarian forint	107,395	95,228
British pound	14,616	13,988
Malaysian ringgit	33,552	32,725
Korean won	23,746	24,728
Total forward contracts notional amount	$533,071	$383,288

The contracts in the foregoing table had contractual maturities of 39 months or less and 36 months or less at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, we expect to reclassify $9.9 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $(2.4) million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $(3.4) million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2020. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for the three months ended March 31, 2020, and 2019 and are included as a component of net income under the line item "net foreign exchange loss."

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “net foreign exchange gain (loss).” As of March 31, 2020 and December 31, 2019, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $59 million and $41 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively.

	Asset Derivatives
	March 31, 2020		December 31, 2019
(In thousands)	(Unaudited)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$10,027	Prepaid expenses and other current assets	$7,039

Foreign exchange contracts - LT forwards	Other long-term assets	7,520	Other long-term assets	970
Total derivatives designated as hedging instruments		$17,547		$8,009

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,006	Prepaid expenses and other current assets	$200
Total derivatives not designated as hedging instruments		$1,006		$200

Total derivatives		$18,553		$8,209

	Liability Derivatives
	March 31, 2020		December 31, 2019
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(5,922)	Other current liabilities	$(2,089)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(6,541)	Other long-term liabilities	(351)
Total derivatives designated as hedging instruments		$(12,463)		$(2,440)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(667)	Other current liabilities	$(432)
Total derivatives not designated as hedging instruments		$(667)		$(432)

Total derivatives		$(13,130)		$(2,872)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three-months ended March 31, 2020 and 2019, respectively:

March 31, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$10,856	Net sales	$2,534

Foreign exchange contracts - forwards	(6,760)	Cost of sales	(519)

Foreign exchange contracts - forwards	(4,671)	Operating expenses	(445)
Total	$(575)		$1,570

March 31, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$1,800	Net sales	$1,745

Foreign exchange contracts - forwards	(270)	Cost of sales	20

Foreign exchange contracts - forwards	(318)	Operating expenses	29
Total	$1,212		$1,794

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2020	March 31, 2019
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Net foreign exchange gain/(loss)	$297	(228)

Total		$297	$(228)

໿

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2020	December 31,
(In thousands)	(Unaudited)	2019

Raw materials	$113,539	$110,078
Work-in-process	10,844	10,613
Finished goods	84,110	79,719
Total	$208,493	$200,410

໿

Note 7 – Intangible assets and goodwill

Intangible assets at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(In thousands)	(Unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$134,797	$(84,195)	$50,602	$132,789	$(76,910)	$55,879
Acquired technology	64,990	(61,913)	3,077	91,900	(87,917)	3,983
Patents	35,699	(24,676)	11,023	35,609	(23,993)	11,616
Other	37,884	(26,278)	11,606	44,490	(31,885)	12,605
Total	$273,370	$(197,062)	$76,308	$304,788	$(220,705)	$84,083

Software development costs capitalized for the three months ended March 31, 2020 and 2019 were $2.0 million and $2.4 million, respectively, and related amortization expense was $7.3 million and $6.9 million, respectively. Capitalized software development costs for each of the three months ended March 31, 2020 and 2019 included costs related to stock-based compensation of $0.1 million and $0.1 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.4 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively.

Goodwill

The carrying amount of goodwill as of March 31, 2020, was as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$262,242
Foreign currency translation impact	(1,830)
Divestiture	(7,221)
Balance as of March 31, 2020 (unaudited)	$253,191

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to either our existing reporting unit or a newly identified reporting unit as of the date of the acquisition. In the event a disposal group meets the definition of a business, goodwill is allocated to the disposal group based on the relative fair value of the disposal group to the related reporting unit. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test is performed in the fourth quarter of each year.

 No impairment of goodwill was identified during the three months ended March 31, 2020 or the twelve months ended December 31, 2019.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 94 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the lease within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

(In thousands)	March 31, 2020	March 31, 2019
Operating Lease Cost (a)	$5,682	$5,725
(a) includes variable and short-term lease costs

Maturities of lease liabilities as of March 31, 2020 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2020 (Excluding the three months ended March 31, 2020)	$13,122
2021	13,440
2022	8,359
2023	6,950
2024	6,469
Thereafter	13,422
Total future minimum lease payments	61,762
Less imputed interest	(11,391)
Total	$50,371

As of March 31, 2020, we have additional operating leases that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $87 million and $86 million at March 31, 2020 and December 31, 2019, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $6.8 million and $6.7 million of unrecognized tax benefits at March 31, 2020 and December 31, 2019, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $31,000 for the three months ended March 31, 2020, as a result of the tax positions taken during this period. As of March 31, 2020, it is reasonably possible that we will recognize tax benefits in the amount of $2.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2020, we had approximately $0.7 million accrued for interest related to uncertain tax positions. The tax years 2013 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 23% and 11% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of nondeductible officer compensation, state income taxes net of the federal benefit, the net effect of non-permanent investment in foreign jurisdictions, and the gain on the sale of our AWR business, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, and the deduction for foreign-derived deduction eligible income. For the three months ended March 31, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income and nondeductible officer compensation.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $0.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2020 and March 31, 2019 were approximately $0.2 million and $0.5 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2020 and March 31, 2019 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three months ended March 31, 2020 and 2019, consisted of the following:

	March 31, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive loss	(5,913)	(2,788)	995	(7,706)
Reclassified from accumulated OCI into income	—	—	(1,570)	(1,570)
Income tax expense (benefit)	—	(108)	181	73
Balance as of March 31, 2020	$(31,744)	$(2,765)	$4,090	$(30,419)

	March 31, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive (loss) income	(3,067)	1,175	3,006	1,114
Reclassified from accumulated OCI into income	—	—	(1,794)	(1,794)
Income tax expense (benefit)	—	(6)	216	210
Balance as of March 31, 2019	$(25,552)	$(127)	$7,858	$(17,821)

໿

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

Following approval by our Board of Directors and stockholders, on May 14, 2013, our certificate of incorporation was amended to increase the authorized shares of common stock by 180,000,000 shares to a total of 360,000,000 shares. As a result of this amendment, the total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Restricted stock unit plans

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan (the “1994 Plan”) which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2010 Plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2010 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2015 Plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan, administered by the Compensation Committee of the Board of Directors, provides for the granting of incentive awards in the form of restricted stock and RSUs, to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. There were 1,766,393 shares available for grant under the 2015 Plan at March 31, 2020. The 2015 Plan terminates on the date of our 2020 Annual Stockholder Meeting which is scheduled to be held on May 5, 2020.

During the three months ended March 31, 2020, we granted performance-based restricted stock units ("PRSUs") to certain executives under our 2015 Plan. Refer to the "Summary of Significant Accounting Policies" in Note 1 - Basis of presentation in the 2019 Form 10-K for additional discussion regarding the impact of these new grants on our accounting policies and related estimates.

Employee stock purchase plan

Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At March 31, 2020, we had 3,830,229 shares of common stock reserved for future issuance under the ESPP. We issued 255,541 shares under this plan in the three months ended March 31, 2020 and the weighted average purchase price of the shares issued was $35.18 per share. During the three months ended March 31, 2020, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2020.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, we repurchased 164,873 shares of our common stock at a weighted average price per share of $39.58 during the three-months ended March 31, 2020. We repurchased 1,035,098 shares of our common stock at a weighted average price per share of $44.83 during the three-months ended March 31, 2019. At March 31, 2020, there were 2,835,127 shares remaining available for repurchase under the stock repurchase program. The stock repurchase program does not have an expiration date.

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

Based on the billing location of the customer, total sales outside the U.S. for the three months ended March 31, 2020 and 2019 were $191 million and $198 million, respectively. Total property and equipment, net, outside the U.S. was $132 million and $130 million as of March 31, 2020 and December 31, 2019. Revenues and long-lived assets attributable to each individual foreign country outside of the U.S. were not material.

Note 13 - Debt

On May 9, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank (the “Lender”). The Loan Agreement provided for a $50.0 million unsecured revolving line of credit with a scheduled maturity date of May 9, 2018 (the “Maturity Date”). On October 29, 2015, we entered into a First Amendment to Loan Agreement (the “Amendment”) with the Lender, which amended our Loan Agreement to among other things, (i) increase the unsecured revolving line of credit from $50.0 million to $125.0 million, (ii) extend the Maturity Date of the line of credit from May 9, 2018 to October 29, 2020, and (iii) provide us with an option to request increases to the line of credit of up to an additional $25.0 million in the aggregate, subject to consent of the Lender and terms and conditions to be mutually agreed between us and the Lender. On April 27, 2018, we entered into a Second Amendment to Loan Agreement (the "Second Amendment") which amended the Loan Agreement, as amended by the Amendment to, among other things, (i) reduce the revolving line of credit from $125.0 million to $5.0 million, (ii) reduce the letter of credit sublimit under the line of credit from $10.0 million to $5.0 million and (iii) require us and our subsidiaries to comply with certain of the affirmative and negative covenants under the Loan Agreement only if loans are outstanding under the Loan Agreement or if we have not reimbursed any drawing under a letter of credit issued under the Loan Agreement within five business days following the request of the Lender. The loan agreement, as amended by the Amendment and the Second Amendment is referred to herein as the Loan Agreement (See Note 17 - Subsequent events of Notes to Consolidated Financial Statements for information on the Third Amendment to Loan Agreement, dated April 16, 2020, which amended certain terms of the Loan Agreement summarized in this Note).

The loan bears interest, at our option, at a base rate determined in accordance with the Loan Agreement, plus a spread of 0.0% to 0.50%, or a LIBOR rate plus a spread of 1.125% to 2.000%, in each case with such spread determined based on a ratio of consolidated indebtedness to EBITDA, determined in accordance with the Loan Agreement. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date. We are also obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments at a rate of 0.175% to 0.300%, with such rate determined based on the ratio described above. The Loan Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices; payment of taxes and other obligations; maintenance of existence; maintenance of properties and insurance; and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Loan Agreement also requires us to maintain a ratio of consolidated indebtedness to EBITDA equal to or less than 3.25 to 1.00, and a ratio of consolidated EBITDA to interest expense greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Loan Agreement. As of March 31, 2020, we were in compliance with all applicable covenants in the Loan Agreement.

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

As of March 31, 2020, we had no outstanding borrowings under this line of credit. During the three-months ended, March 31, 2020 and 2019, we incurred no interest expense under this line of credit. As of March 31, 2020 and March 31, 2019, the weighted-average interest rate on the revolving line of credit was 2.6% and 3.7%, respectively.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2020	2019
Balance at the beginning of the period	$2,561	$3,173
Accruals for warranties issued during the period	597	626
Accruals related to pre-existing warranties	63	(133)
Settlements made (in cash or in kind) during the period	(599)	(515)
Balance at the end of the period	$2,622	$3,151

As of March 31, 2020, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.2 million over the next twelve months.

Note 15 – Restructuring

Since the first quarter of 2017, we have been taking steps to optimize our processes, reduce job duplication, evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on what we believe to be higher return activities. These steps involve reductions in our overall employee headcount. The timing and scope of our headcount reductions will vary.

A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2020	2019
Cost of sales	$20	—
Research and development	4,600	345
Sales and marketing	6,315	1,981
General and administrative	315	990
Total restructuring and other related costs	$11,250	3,316

A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2019	$9,527
Income statement expense	11,250
Cash payments	(12,535)
Balance as of March 31, 2020	$8,242

The restructuring  liability of  $8.2 million  at  March 31, 2020  relating  to  this restructuring activity  is  recorded  in the “accrued compensation” line item of the consolidated balance sheet.

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

Note 17 – Subsequent events

On April 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on June 8, 2020, to stockholders of record on May 18, 2020.

On April 16, 2020, we entered into a Third Amendment to Loan Agreement (the “Third Amendment”) which amended the Loan Agreement, as amended by the Amendment and Second Amendment to, among other things, (i) increase the unsecured revolving line of credit from $5.0 million to $95.0 million, (ii) extend the maturity date of the revolving line of credit from October 29, 2020 to April 15, 2021, (iii) provide for a LIBOR loan interest rate of the LIBOR-based rate, determined in accordance with the Loan Agreement and with a 0.75% floor, plus 1.75%, (iv) provide for a base rate loan interest rate of the base rate, determined in accordance with the Loan Agreement, plus 0.75%, (v) provide for a quarterly commitment fee of 0.375% per annum on the average daily unused amount of the revolving committed amount, payable quarterly in arrears, (vi) remove our option to request increases to the revolving line of credit, and (vii) require us and our subsidiaries to comply with the affirmative and negative covenants under the Loan Agreement at all times.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation. and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or "National Instruments") has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties.. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "intend to," "may," "will,” "project," “anticipate,” "continue," "strive to", "seek to", “are encouraged by”, "estimate"; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain vertical markets that are intensive consumers of measurement technologies. Examples of these markets are semiconductor, transportation, and aerospace, defense and government ("ADG").

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers ("OEMs"), value added resellers ("VARs"), system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% and 61% of our net sales during the three months ended March 31, 2020 and 2019, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow, or not decline, that we will remain profitable in future periods.

Current business outlook

Recent Developments - COVID-19

As further discussed in the "Risk Factors" section of this Form 10-Q, our operations and the operations of our customers and suppliers have been adversely impacted by the significantly increased economic uncertainties resulting from COVID-19.

The COVID-19 outbreak has resulted in the implementation of significant governmental measures designed to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote conditions in many of the locations where we have offices. To support the health and well-being of our employees, customers, and communities, those employees who do not have critical in-person functions have been working remotely since March 13, 2020 and continue to do so as of the date of this filing. In addition, many of our customers and suppliers are working remotely, which may delay the timing of some orders and deliveries expected in the second quarter of 2020.

We currently expect that revenue for the second quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of logistical challenges related to obtaining and fulfilling orders due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, certain customer facilities may continue to be unavailable to receive our products. Furthermore, the pandemic may also adversely impact our customers’ ability to manufacture their products, and may further impact demand for our customers' products, either of which could reduce our customers' demand for our products or services. Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in the Global Manufacturing Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. In the three months ended March 31, 2020, the average of the Global PMI was 48.4 and the average of the new order element of the Global PMI was 46.6 which is indicative of recession in the industrial economy. Additionally, preliminary reports indicate rapidly deteriorating conditions entering the second quarter, with the Flash U.S. Manufacturing PMI falling to 36.9 in April 2020, an 11 year low, with similar declines seen across other regions. We are unable to predict whether the industrial economy, as measured by the PMI, will remain below the neutral reading of 50, strengthen or contract during the remainder of 2020.

The scope and nature of the impact of the COVID-19 pandemic continues to evolve each day. While we do not know and cannot quantify specific impacts, our business will likely be negatively affected if we encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, further volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other related ramifications of the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We are currently assessing the future implications of these provisions within the CARES Act on our Consolidated Financial Statements, but do not expect the impact to be material.

Additionally, during the first quarter of 2020, we saw broad appreciation of the U.S dollar index against currencies in the markets where we do business. In the markets where we have our largest exposure to foreign currency, the Eurozone and China, the U.S. dollar appreciated against the Euro and the Chinese yuan by approximately 2% in each region. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three months ended March 31, 2020.We have hedging programs in place to help mitigate the risks associated with foreign currency exchange rate fluctuations. However, there can be no assurance such hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for additional details concerning hedging programs).

Over the past several years, we have taken steps to improve efficiencies and rebalanced our resources on activities that we believe will generate a higher return, despite the current global uncertainties. These steps involved, among other things, reduction in our overall employee headcount and optimization of our organizational structure. We believe these efforts have enhanced our financial and structural position to navigate challenging times. Additionally, we are currently executing on additional cost reduction efforts intended to help us maintain our strong balance sheet and improve our financial position. We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate.

AWR Divestiture

On January 15, 2020, we completed the sale of AWR Corporation for approximately $161 million, subject to final working capital adjustments. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business" in the consolidated statements of income, which also included approximately $1 million of transaction costs. (See Note 1 - Basis of presentation of Notes to Consolidated Financial Statements for additional details concerning the divestiture of the AWR business.)

Critical Accounting Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net sales, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q.

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our 2019 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2020	2019
Net sales:
Americas	40.4%	39.4%
EMEIA	29.3	31.8
APAC	30.3	28.8
Total net sales	100.0	100.0
Cost of sales	27.1	24.5
Gross profit	72.9	75.5
Operating expenses:
Sales and marketing	37.4	37.8
Research and development	23.1	21.3
General and administrative	8.5	9.0
Total operating expenses	69.0	68.0
Gain on sale of business	51.6	—
Operating income	55.5	7.5
Other income (expense):
Interest income	0.7	0.7
Net foreign exchange (loss) gain	(0.2)	0.1
Other income, net	(0.4)	—
Income before income taxes	55.7	8.4
Provision for income taxes	12.8	0.9
Net income	42.9%	7.5%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2020 and 2019

Net Sales.  The following table sets forth our net sales for the three months ended March 31, 2020 and 2019 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2020	2019	Dollars	Percentage

Product sales	$274.0	$277.7	(3.7)	(1)%
Software maintenance sales	35.4	33.4	2.0	6%
Total net sales	$309.4	$311.1	(1.7)	(0.5)%
Figures may not sum due to rounding.

Net sales for the three months ended March 31, 2020 were relatively flat compared to the same period in 2019. The decrease in product sales was primarily attributable to the divestiture of our AWR subsidiary and the impact of changes in foreign currency exchange rates, partially offset by increased demand for our system-level offerings, particularly within the semiconductor, aerospace, defense and government, and transportation end markets. Orders with a value greater than $20,000, increased by 7% year over year during the three months ended March 31, 2020, compared to the year over year increase of 6% in the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, orders with a value greater than $20,000 were 62% and 59% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The increase in software maintenance sales was primarily related to additional billings for annual renewals of software maintenance programs, including enterprise-wide agreements, during the trailing 12 months.

The following table sets forth our net sales by geographic region for the three months ended March 31, 2020 and 2019 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2020	2019	Dollars	Percentage

Americas	$125.0	$122.7	2.4	2%
Percentage of total net sales	40.4%	39.4%

EMEIA	90.7	$98.8	(8.1)	(8)%
Percentage of total net sales	29.3%	31.8%

APAC	$93.7	$89.6	4.1	5%
Percentage of total net sales	30.3%	28.8%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEIA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three months ended March 31, 2019). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three months ended March 31, 2020.

	Three Months Ended March 31, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended March 31, 2020
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$122.7	2.5	2.0%	(0.1)	(0.1)%	125.0
EMEIA	$98.8	(7.0)	(7.1)%	(1.1)	(1.1)%	90.7
APAC	$89.6	5.1	5.7%	(1.1)	(1.2)%	93.7
Total net sales	$311.1	0.6	0.2%	(2.3)	(0.7)%	309.4
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2020 and 2019, these hedges had the effect of increasing our net sales by $2.5 million and $1.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2020 and 2019).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2020 and 2019 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2020	2019

Gross Profit	$225.6	$235.0
% change compared with prior period	(4.0)%
Gross Profit as a percentage of net sales	72.9%	75.5%

The decrease in our gross profit and gross profit as a percentage of net sales was primarily related to the following:

Three Months Ended
(Unaudited)
March 31, 2019	75.5%
Changes in sales mix related to services cost reallocation/growth	(1.1)%
Changes in sales mix related to recently divested business (included in comparative period)	(0.5)%
Increase in outbound freight and other logistics costs due to pandemic	(0.3)%
Changes in foreign currency exchange rates	(0.2)%
Other	(0.5)%
March 31, 2020	72.9%

The operational changes in our services cost structure are the result of a strategic focus on further monetization of some of our services offerings. Consequently, certain amounts presented within operating expenses as "Sales and Marketing" in comparative periods are now included within  our "Cost of sales" line item. These changes did not have an impact on our operating income or net income.

For the three months ended March 31, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $0.5 million and $1.3 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $0.5 million and decreasing our cost of sales by less than $0.1 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2020 and 2019).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three months ended March 31, 2020 and 2019 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2020	2019	Change

Sales and marketing	$115,746	$117,551	(2)%
Percentage of total net sales	37%	38%

Research and development	$71,621	66,166	8%
Percentage of total net sales	23%	21%

General and administrative	$26,180	27,883	(6)%
Percentage of total net sales	8%	9%

Total operating expenses	$213,547	211,600	1%
Percentage of total net sales	69%	68%

The year over year increase in our operating expenses of $2 million during the three months ending March 31, 2020 was primarily related to the following:

•	an $8 million increase in restructuring costs during the year;

•
a $4 million increase in personnel costs, primarily attributable to a $3 million increase in salary costs and certain variable pay programs, and a $1 million increase related to our equity compensation costs due to higher stock prices on the grant date of our restricted stock unit awards;

•	a $1 million increase related to an additional charge in our allowance for credit losses related to a particular customer;

•	a $4 million decrease related to the results of our recently divested AWR subsidiary;

•
a $3 million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”;

•	a $3 million decrease in travel and other outside services; and

•	a $1 million decrease related to the year-over-year impact of changes in foreign currency exchange rates;

Gain on sale of business. As previously disclosed, on January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $159.8 million, which is presented as "Gain on sale of business" in the Consolidated Statements of Income.

Operating Income.  For the three months ended March 31, 2020 and 2019, operating income was $172 million and $23 million, respectively, an increase of 634%. As a percentage of net sales, operating income was 55.5% and 7.5% for the three months ended March 31, 2020 and 2019, respectively. The increase in operating income in absolute dollars for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary, partially offset by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Interest Income.    For the three months ended March 31, 2020 and 2019, interest income was $2.3 million and $2.2 million, respectively. During the three months ended March 31, 2020, the Federal Reserve lowered the federal funds rate target to a range of zero to 0.25%. This will result in lower yields that will likely have a negative impact on our interest income for the remainder of 2020.

Net Foreign Exchange Gain/(Loss).    For the three months ended March 31, 2020 and 2019, net foreign exchange (loss)/gain was $(0.5) million and $0.4 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During the first quarter of 2020, we saw a broad appreciation of the U.S dollar against currencies in the markets where we do business. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high, up approximately 5% since December 31, 2019. In the markets where we have our largest exposure to foreign currency, the Eurozone and China, the U.S. dollar appreciated against the Euro and the Chinese yuan by approximately 2% each. In the past, we have noted that the volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange (loss) gain.” Our hedging strategy decreased our foreign exchange loss by $0.3 million and decreased our foreign exchange gain by $(0.2) million in the three months ended March 31, 2020 and 2019, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended March 31, 2020 and 2019, our provision for income taxes reflected an effective tax rate of 23% and 11%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended March 31,
(Unaudited)
Effective tax rate at March 31, 2019	11%
Enhanced deduction for certain research and development expenses	1%
Research and development tax credits	(1)%
Global intangible low-taxed income inclusion ("GILTI")	(2)%
Foreign-derived intangible income deduction	(2)%
Nondeductible officer compensation	1%
Foreign taxes greater (less) than federal statutory rate	3%
Gain on sale of AWR business	4%
Change in unrecognized tax benefits	7%
Change in valuation allowance	1%
Effective tax rate at March 31, 2020	23%

Other operational information

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition-related intangibles, acquisition-related transaction costs, restructuring charges, gain on sale of business, and capitalization and amortization of internally developed software costs that were recorded in the line items indicated below (in thousands).
໿

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2020	2019
Stock-based compensation
Cost of sales	$804	$793
Sales and marketing	5,175	4,375
Research and development	3,520	3,550
General and administrative	2,603	2,316
Provision for income taxes	(1,502)	(1,836)
Total	$10,600	$9,198

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2020	2019
Amortization of acquisition intangibles
Cost of sales	$746	$851
Sales and marketing	486	499
Research and development	28	28
Other income (loss), net	124	—
Provision for income taxes	(157)	(194)
Total	$1,227	$1,184

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2020	2019
Acquisition transaction costs, restructuring charges and other
Cost of sales	$20	$—
Sales and marketing	6,373	2,143
Research and development	4,669	345
General and administrative	(1,014)	912
Gain on sale of business	(159,753)	—
Other loss, net	128	—
Provision for income taxes	34,754	(840)
Total	$(114,823)	$2,560

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2020	2019
Capitalization and amortization of internally developed software costs
Cost of sales	$7,082	$6,582
Research and development	(1,915)	(2,280)
Provision for income taxes	(1,085)	(903)
Total	$4,082	$3,399

Liquidity and Capital Resources

Overview

At March 31, 2020, we had $584 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $4 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of March 31, 2020 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$147.7	$106.7	$254.4
	58%	42%
Short-term investments	$306.1	$23.5	$329.6
	93%	7%
Total cash, cash equivalents and short-term investments	$453.8	$130.2	$584.0
	78%	22%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2020	December 31,	Increase/
(In thousands)	(unaudited)	2019	(Decrease)

Working capital	$756,758	$641,235	$115,523
Cash and cash equivalents (1)	254,441	$194,616	59,825
Short-term investments (1)	329,573	237,983	91,590
Total cash, cash equivalents and short-term investments	$584,014	$432,599	$151,415

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. We also recently increased the borrowing capacity under our Loan Agreement as discussed below. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes.

The primary drivers of the net increase in working capital between December 31, 2019 and March 31, 2020 were:

◦Cash, cash equivalents, and short-term investments increased by $151 million primarily due to proceeds from the sale of our AWR subsidiary.

◦Accounts receivable decreased by $36 million. Days sales outstanding increased to 67 days at March 31, 2020, compared to 65 days at December 31, 2019. The decrease in accounts receivable is primarily related to seasonal variations in our quarterly net sales and the derecognition of $7 million in accounts receivable related to the divestment of our AWR subsidiary.

◦Inventory increased by $8 million to $208 million at March 31, 2020, from $200 million at December 31, 2019. Inventory turns were 1.7 at March 31, 2020 and December 31, 2019, respectively. The increase in inventory was primarily attributable to an increase in raw materials and finished goods related to lower sales volume than anticipated during the first quarter of 2020.

◦Accrued compensation decreased by $9 million which can be attributed to reduced payments related to our company profit sharing and bonus plans.

◦The current portion of deferred revenue decreased by $14 million, which was primarily related to the divestment of our AWR subsidiary.

◦Other current liabilities increased by $39 million which was primarily related to the extended payment deadlines for U.S. federal tax payments.

◦Other taxes payable decreased by $8 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(In thousands)	(unaudited)
	2020	2019
Cash provided by operating activities	$43,620	$42,147
Cash provided by (used in) investing activities	49,626	(2,048)
Cash used in financing activities	(31,532)	(70,301)
Effect of exchange rate changes on cash	(1,889)	(418)
Net change in cash and cash equivalents	59,825	(30,620)
Cash and cash equivalents at beginning of year	194,616	259,386
Cash and cash equivalents at end of period	$254,441	$228,766

Operating Activities Cash provided by operating activities for the three months ended March 31, 2020 remained flat compared to the same period in 2019.

Investing Activities Cash provided by (used in) investing activities for the three months ended March 31, 2020 increased by $52 million compared to the same period in 2019. This was primarily attributable to $160 million in proceeds received from the sale of our AWR subsidiary in January 2020 and a $10 million decrease in cash outflows related to equity-method investments during the same period in 2019. This increase in investing inflows was partially offset by a net purchase of short-term investments of $95 million compared to a net sale of short-term investments of $21 million during the same period in 2019.

Financing Activities Cash used in financing activities decreased by $39 million for the three months ended March 31, 2020 compared to the same period in 2019. This was primarily related to a decrease of $40 million in cash outflows related to repurchases of our common stock offset by a $1 million increase in cash outflows related to the increase in our quarterly dividend. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 20, 2020 (the “2019 Form 10-K”). At March 31, 2020, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2019 Form 10-K. See Note 8 - Leases for additional information regarding our non-cancellable operating lease obligations as of March 31, 2020.

Loan Agreement. Refer to Note 13 - Debt and Note 17 - Subsequent Events of Notes to Consolidated Financial Statements for additional details on our revolving line of credit, which was amended on April 16, 2020 to, among other things, increase our available borrowing capacity to $95 million. Proceeds of loans made under the Loan Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Loan Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Loan Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The enactment of the Tax Cuts and Jobs Act allows us to continue to repatriate our foreign cash for domestic needs without additional taxation. We may seek to pursue additional financing or to raise additional funds by seeking an additional increase in our unsecured revolving line of credit under our Loan Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the impact of the COVID-19 pandemic on our net sales, supply chain and ability to operate our business in an efficient manner;

•
general economic and political uncertainty and specific conditions in the market we address, including any further volatility in the industrial economy in the various geographic regions in which we do business;

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2019 Form 10-K and there were no material changes during the three months ended March 31, 2020 to this information reported in our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.
The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our 2019 Form 10-K. The developments described in the additional risk factor presented below have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factors identified in the “Risk Factors” section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to the COVID-19 pandemic that is described in this Report.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.

                In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, supply chain, and partner network. Our business and financial condition, and the business and financial condition of our customers and suppliers, have been adversely impacted by the significantly increased economic and demand uncertainties created by the COVID-19 outbreak and related measures to contain it.

 To support the health and well-being of our employees, customers, and communities, those employees who do not have critical in-person functions have been working remotely since March 13, 2020 and continue to do so. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, manufacturing and support operations that we cannot fully mitigate through remote or other alternative work arrangements. In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries expected in the second quarter of 2020. Although both of our manufacturing sites remain in operation, we have adapted certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on our global demand and supply chain. Our manufacturing operations may be adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, supply chain disruptions, quarantines and health and availability of essential onsite personnel.

We currently expect that revenue for the second quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of logistical challenges related to obtaining and fulfilling orders due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, customer facilities may not be available to receive our products.

Furthermore, the COVID-19 pandemic continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, which could negatively affect our liquidity. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business, results of operations and financial condition as a result of related global economic impacts, including any recession that has occurred or may occur in the future.

Although we expect that our current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. While we have implemented global and local response teams, implemented incremental cost reduction efforts, and implemented business continuity efforts internally and with our customers, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain. There can be no guarantee that any current actions or additional actions in the future will significantly mitigate the impact of the COVID-19 pandemic on the company’s business, results of operations, access to sources of liquidity or financial condition.

In addition to the above risks, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our 2019 Form 10-K. These include, but are not limited to, the following:

•
Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  A protracted economic slowdown could negatively affect the financial condition of our customers, which may result in an increase in bankruptcies or insolvencies, a delay in payments, and decreased sales.

•
Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations.  A protracted economic slowdown could negatively affect the financial condition of our suppliers, which may result in an increase in bankruptcies or insolvencies and decreased availability of raw materials.

•
We May Experience Component Shortages that May Adversely Affect Our Business and Result of Operations. The COVID-19 pandemic has disrupted the supply of raw materials, and we may experience increased difficulties in obtaining a consistent supply of materials at stable pricing levels.

•
We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect Our Business. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of March 31, 2020 with respect to the shares of our common stock that we repurchased during the first quarter of 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2020 to January 31, 2020	—	—	—	3,000,000

February 1, 2020 to February 29, 2020	164,873	$39.58	164,873	2,835,127

March 1, 2020 to March 31, 2020	—	—	—	2,835,127
Total	164,873	$39.58	164,873	2,835,127

(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At March 31, 2020, there were 2,835,127 shares available for repurchase under our repurchase program. This repurchase plan does not have an expiration date.

ITEM 5. OTHER INFORMATION

None.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(2)	Amended and Restated Bylaws of the Company
10.1(3)*	National Instruments Corporation Executive Incentive Program
10.1(4)
Third Amendment to Loan Agreement, dated as of April 16, 2020, by and among National Instruments Corporation, the subsidiary guarantors party thereto, and Wells Fargo bank, National Association, as lender

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on January 30, 2020
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on April 20, 2020.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.
*	Management Contract or Compensatory Plan or Arrangement
**	furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 4, 2020

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿