Form 10-Q
period 2020-06-30
NATIONAL INSTRUMENTS CORP
filed 2020-08-04
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2020
Common Stock, $0.01 par value	131,436,108

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$471,205	$194,616
Short-term investments	137,104	237,983
Accounts receivable, net	211,766	248,872
Inventories, net	209,928	200,410
Prepaid expenses and other current assets	65,817	65,477
Total current assets	1,095,820	947,358
Property and equipment, net	247,548	243,717
Goodwill	255,153	262,242
Intangible assets, net	68,975	84,083
Operating lease right-of-use assets	63,895	70,407
Restricted cash	70,000	—
Other long-term assets	48,424	44,082
Total assets	$1,849,815	$1,651,889
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$53,247	$52,192
Accrued compensation	44,431	47,732
Deferred revenue - current	113,785	131,445
Operating lease liabilities - current	13,583	13,431
Other taxes payable	39,477	40,607
Debt, current	3,500	—
Other current liabilities	66,818	20,716
Total current liabilities	334,841	306,123
Deferred income taxes	16,258	14,065
Income tax payable - non-current	61,628	69,151
Liability for uncertain tax positions	6,808	6,652
Deferred revenue - non-current	32,468	33,480
Operating lease liabilities - non-current	34,655	40,650
Debt, non-current	85,020	—
Other long-term liabilities	8,498	5,418
Total liabilities	580,176	475,539
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,436,108 shares and 130,504,535 shares issued and outstanding, respectively	1,314	1,305
Additional paid-in capital	993,058	953,578
Retained earnings	299,132	242,537
Accumulated other comprehensive loss	(23,865)	(21,070)
Total stockholders’ equity	1,269,639	1,176,350
Total liabilities and stockholders’ equity	$1,849,815	$1,651,889
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales:
Product	$266,261	$299,798	$540,239	$577,500
Software maintenance	35,068	34,433	70,470	67,805
Total net sales	301,329	334,231	610,709	645,305

Cost of sales:
Product	83,795	81,741	165,866	155,929
Software maintenance	2,106	2,025	3,796	3,912
Total cost of sales	85,901	83,766	169,662	159,841

Gross profit	215,428	250,465	441,047	485,464

Operating expenses:
Sales and marketing	105,419	120,868	221,165	238,419
Research and development	64,225	68,257	135,846	134,423
General and administrative	29,369	29,044	55,549	56,927
Total operating expenses	199,013	218,169	412,560	429,769
Gain on sale of business	—	—	159,753	—
Operating income	16,415	32,296	188,240	55,695

Other (expense) income	(1,143)	555	(583)	3,131
Income before income taxes	15,272	32,851	187,657	58,826
Provision for income taxes	4,383	4,159	44,113	6,914

Net income	$10,889	$28,692	$143,544	$51,912

Basic earnings per share	$0.08	$0.22	$1.10	$0.39

Weighted average shares outstanding - basic	131,014	132,062	130,813	132,156

Diluted earnings per share	$0.08	$0.22	$1.09	$0.39

Weighted average shares outstanding - diluted	131,602	132,973	131,499	133,172

Dividends declared per share	$0.26	$0.25	$0.52	$0.50
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$10,889	$28,692	$143,544	$51,912
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	3,938	2,265	(1,975)	(802)
Unrealized gain (loss) on securities available-for-sale	2,634	738	(154)	1,913
Unrealized loss on derivative instruments	(74)	(1,480)	(598)	(268)
Other comprehensive income (loss), before tax	6,498	1,523	(2,727)	843
Tax (benefit) expense related to items of other comprehensive income	(56)	(268)	68	(58)
Other comprehensive income (loss), net of tax	6,554	1,791	(2,795)	901
Comprehensive income	$17,443	$30,483	$140,749	$52,813
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net income	$143,544	$51,912
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business	(159,753)	—
Depreciation and amortization	38,341	35,984
Stock-based compensation	27,335	24,662
Deferred income taxes	2,711	2,268
Changes in operating assets and liabilities	49,320	(26,189)
Net cash provided by operating activities	101,498	88,637

Cash flow from investing activities:
Capital expenditures	(25,362)	(26,048)
Proceeds from sale of business, net of cash divested	160,266	—
Capitalization of internally developed software	(3,108)	(4,497)
Additions to other intangibles	(630)	(487)
Acquisitions of equity-method investments	—	(9,784)
Purchases of short-term investments	(206,330)	(91,777)
Sales and maturities of short-term investments	306,955	117,108
Net cash provided by (used in) investing activities	231,791	(15,485)

Cash flow from financing activities:
Proceeds from revolving line of credit	20,000	—
Proceeds from term loan	70,000	—
Debt issuance costs	(1,480)	—
Proceeds from issuance of common stock	17,252	17,645
Repurchase of common stock	(23,680)	(92,375)
Dividends paid	(68,156)	(66,067)
Net cash provided by (used in) financing activities	13,936	(140,797)

Effect of exchange rate changes on cash	(636)	20

Net change in cash, cash equivalents and restricted cash	346,589	(67,625)
Cash, cash equivalents and restricted cash at beginning of period	194,616	259,386
Cash, cash equivalents and restricted cash at end of period	$541,205	$191,761

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	June 30, 2020
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2020	130,595,203	$1,306	$973,354	$335,876	$(30,419)	$1,280,117
Net income	—	—	—	10,889	—	10,889
Other comprehensive gain, net of tax	—	—	—	—	6,554	6,554
Issuance of common stock under employee plans, including tax benefits	1,344,231	13	8,248	—	—	8,261
Stock-based compensation	—	—	15,130	—	—	15,130
Repurchase of common stock	(503,326)	(5)	(3,674)	(13,474)	—	(17,153)
Dividends paid (1)	—	—	—	(34,159)	—	(34,159)
Balance at June 30, 2020	131,436,108	1,314	993,058	299,132	(23,865)	1,269,639

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	143,544	—	143,544
Other comprehensive loss, net of tax	—	—	—	—	(2,795)	(2,795)
Issuance of common stock under employee plans, including tax benefits	1,599,772	16	17,236	—	—	17,252
Stock-based compensation	—	—	27,124	—	—	27,124
Repurchase of common stock	(668,199)	(7)	(4,880)	(18,793)	—	(23,680)
Dividends paid (1)	—	—	—	(68,156)	—	(68,156)
Balance at June 30, 2020	131,436,108	$1,314	$993,058	$299,132	$(23,865)	$1,269,639
(1) Cash dividends declared per share of common stock were $0.26 for the three months ended June 30, 2020, and $0.52 for the six months ended June 30, 2020.

The accompanying notes are an integral part of these financial statements.

	June 30, 2019
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
(1) Cash dividends declared per share of common stock were $0.25 for the three months ended June 30, 2019, and $0.50 for the six months ended June 30, 2019.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 20, 2020 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2020 and December 31, 2019, the results of our operations and comprehensive income for three and six months ended June 30, 2020 and 2019, our cash flows for the six months ended June 30, 2020 and 2019 and our statement of stockholders' equity for the three and six months ended June 30, 2020 and 2019. Our operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassifications

As discussed below, certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on our previously reported net income or cash flows:

•We previously included net sales attributable to our operations in India within the EMEIA region in Note 2 - Revenue of Notes to Consolidated Financial Statements. In the second quarter of 2020, we began including these amounts within the APAC (Australia, India, New Zealand, Southeast Asia, China, South Korea and Japan) geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the June 30, 2020 presentation. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for our revenue disaggregated by geographic region which now include the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East, and Africa) and APAC.

•We previously presented “Interest income”, "Net foreign exchange gain (loss)", and "Other income (loss)" separately on the consolidated statements of income. In the second quarter of 2020, we began presenting these amounts within “Other (expense) income” in the consolidated statements of income for all periods presented. Refer to "Other (expense) income" in Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on the amounts that comprise "Other (expense) income".

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses ("CECL")

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. We adopted the new standard on January 1, 2020 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. We will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes — Simplifying the Accounting for Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity is permitted to early adopt the guidance, and we early adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Disclosures about Acquired and Disposed Businesses

In May 2020, the SEC adopted Release No. 33-10786 "Amendments to Financial Disclosures about Acquired and Disposed Businesses" ("Release No. 33-10786") which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. Release No. 33-10786 is effective on January 1, 2021, however, voluntary early adoption is permitted as long as all amendments are adopted in their entirety. We elected to early adopt all provisions of Release No. 33-10786 during the second quarter of 2020.

Summary of Significant Accounting Policies

As discussed above, we adopted the new expected credit loss standard as of January 1, 2020. There were no other significant changes in our accounting policies during the three and six months ended June 30, 2020 compared to the significant accounting policies described in our Form 10-K.

Divestitures

AWR

On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business" in the consolidated statements of income, which also included approximately $1 million of transaction costs.

The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total Assets	16,320

Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	$744

Other (Expense) Income

Other (expense) income, net consisted of the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Interest Income	$1,011	$2,023	$3,310	$4,257
Net foreign currency loss	(838)	(1,611)	(1,343)	(1,245)
Other	(1,316)	143	(2,550)	119
Other (expense) income, net	$(1,143)	$555	$(583)	$3,131

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units ("RSUs"), is computed using the treasury stock method. The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Weighted average shares outstanding-basic	131,014	132,062	130,813	132,156
Plus: Common share equivalents
RSUs	588	911	686	1,016
Weighted average shares outstanding-diluted	131,602	132,973	131,499	133,172
Stock awards to acquire 1,206,000 shares and 861,000 shares for the three months ended June 30, 2020 and 2019, respectively, and 249,000 shares and 395,800 shares for the six months ended June 30, 2020 and 2019, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of June 30, 2020	As of December 31,
	(unaudited)	2019
Income taxes payable - current	$46,480	$6,791
Other	20,338	13,925
Total	$66,818	$20,716

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. We previously included net sales attributable to our operations in India within the EMEIA region. In the second quarter of 2020, we began including these amounts within the APAC geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the June 30, 2020 presentation. The geographic regions are now presented as the Americas, EMEA and APAC to reflect this change.

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended June 30,
(In thousands)		(Unaudited)
	2020			2019

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$103,113	$18,595	$121,708	$105,773	$23,141	$128,914
EMEA	56,203	18,453	74,656	74,101	18,624	92,725
APAC	94,419	10,546	104,965	103,874	8,718	112,592
Total net sales(1)	$253,735	$47,594	$301,329	$283,748	$50,483	$334,231
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

		Six Months Ended June 30,
(In thousands)		(Unaudited)
	2020			2019

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$208,412	$38,313	$246,725	$205,454	$46,115	$251,569
EMEA	123,896	37,489	161,385	146,569	37,749	184,318
APAC	181,607	20,992	202,599	191,978	17,440	209,418
Total net sales(1)	$513,915	$96,794	$610,709	$544,001	$101,304	$645,305
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

Information about Contract Balances

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

Changes in deferred revenue, current and non-current, during the six months ended June 30, 2020 were as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$164,925
Deferral of revenue billed in current period, net of recognition	74,985
Recognition of revenue deferred in prior periods	(77,380)
Divestiture of AWR subsidiary	(15,296)
Foreign currency translation impact	(981)
Balance as of June 30, 2020 (unaudited)	$146,253

For the six months ended June 30, 2020, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "accounts receivable, net" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2020, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $60 million as of June 30, 2020. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of June 30, 2020, we expect to recognize approximately 27% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 39% during 2021, and 34% thereafter.

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

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of June 30, 2020
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$136,698	$467	$(61)	$137,104
Total Short-term investments	$136,698	$467	$(61)	$137,104

(In thousands)	As of December 31, 2019
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$237,423	$628	$(68)	$237,983
Total Short-term investments	$237,423	$628	$(68)	$237,983
The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of June 30, 2020
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$99,137	$99,500
Due in 1 to 5 years	37,561	37,604
Total available-for-sale debt securities	$136,698	$137,104

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$99,137	$99,500
Total available-for-sale debt securities	$99,137	$99,500

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$37,561	$37,604
Total available-for-sale debt securities	$37,561	$37,604
Equity-Method Investments

The carrying value of our equity method investments was $15 million as of June 30, 2020. Our proportionate share of the income from equity-method investments was not material for the periods presented and is included within "Other (expense) income".

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$64,379	$64,379	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	137,104	—	137,104	—
Derivatives	13,578	—	13,578	—
Total Assets	$215,061	$64,379	$150,682	$—

Liabilities
Derivatives	$(8,798)	$—	$(8,798)	$—
Total Liabilities	$(8,798)	$—	$(8,798)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,397	$87,397	$—	$—
Corporate notes and bonds	9,962	—	9,962	—
Short-term investments available for sale:
Corporate bonds	237,983	—	237,983	—
Derivatives	8,209	—	8,209	—
Total Assets	$343,551	$87,397	$256,154	$—

Liabilities
Derivatives	$(2,872)	$—	$(2,872)	$—
Total Liabilities	$(2,872)	$—	$(2,872)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2020. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2020.

As of June 30, 2020, our short-term investments did not include sovereign debt from any country other than the United States. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 45 countries. Sales outside of the Americas accounted for approximately 60% and 61% of our net sales during the three months ended June 30, 2020 and 2019, and the six months ended June 30, 2020 and 2019, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2020	As of December 31,
	(Unaudited)	2019
British pound	$11,486	$13,988
Chinese yuan	41,395	32,970
Euro	197,262	130,122
Hungarian forint	99,198	95,228
Japanese yen	92,429	53,527
Korean won	23,670	24,728
Malaysian ringgit	47,892	32,725
Total forward contracts notional amount	$513,332	$383,288

The contracts in the foregoing table had contractual maturities of 39 months or less and 36 months or less at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, we expect to reclassify $6.8 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $2.3 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $1.6 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2020. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the six months ended June 30, 2020 and 2019 and are included as a component of net income under the line item “other (expense) income.”

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “other (expense) income.” As of June 30, 2020 and December 31, 2019, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $83 million and $41 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively.

	Asset Derivatives
	June 30, 2020		December 31, 2019
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$7,029	Prepaid expenses and other current assets	$7,039

Foreign exchange contracts - LT forwards	Other long-term assets	6,038	Other long-term assets	970
Total derivatives designated as hedging instruments		$13,067		$8,009

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$511	Prepaid expenses and other current assets	$200
Total derivatives not designated as hedging instruments		$511		$200

Total derivatives		$13,578		$8,209

	Liability Derivatives
	June 30, 2020		December 31, 2019
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(4,098)	Other current liabilities	$(2,089)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(3,954)	Other long-term liabilities	(351)
Total derivatives designated as hedging instruments		$(8,052)		$(2,440)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(746)	Other current liabilities	$(432)
Total derivatives not designated as hedging instruments		$(746)		$(432)

Total derivatives		$(8,798)		$(2,872)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended June 30, 2020 and 2019, respectively:

June 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(5,132)	Net sales	$2,726

Foreign exchange contracts - forwards	2,962	Cost of sales	(850)

Foreign exchange contracts - forwards	2,096	Operating expenses	(637)
Total	$(74)		$1,239

June 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(1,350)	Net sales	$2,651

Foreign exchange contracts - forwards	(139)	Cost of sales	(61)

Foreign exchange contracts - forwards	9	Operating expenses	(74)
Total	$(1,480)		$2,516

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2020	June 30, 2019
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense (income)	$(193)	(141)

Total		$(193)	$(141)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six months ended June 30, 2020 and 2019, respectively:

June 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$5,724	Net sales	$5,260

Foreign exchange contracts - forwards	(3,798)	Cost of sales	(1,369)

Foreign exchange contracts - forwards	(2,524)	Operating expenses	(1,082)
Total	(598)		$2,809

June 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$450	Net sales	$4,396

Foreign exchange contracts - forwards	(409)	Cost of sales	(41)

Foreign exchange contracts - forwards	(309)	Operating expenses	(45)
Total	$(268)		$4,310

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2020	June 30, 2019
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other income (expense)	$105	(369)
Total		$105	$(369)

໿
Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2020	December 31,
(In thousands)	(Unaudited)	2019

Raw materials	$112,248	$110,078
Work-in-process	10,920	10,613
Finished goods	86,760	79,719
Total	$209,928	$200,410
Note 7 – Intangible assets and goodwill, net

Intangible assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
(In thousands)	(Unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$136,118	$(91,581)	$44,537	$132,789	$(76,910)	$55,879
Acquired technology	65,297	(62,776)	2,521	91,900	(87,917)	3,983
Patents	36,214	(25,296)	10,918	35,609	(23,993)	11,616
Other	37,684	(26,685)	10,999	44,490	(31,885)	12,605
Total	$275,313	$(206,338)	$68,975	$304,788	$(220,705)	$84,083

Software development costs capitalized for the three months ended June 30, 2020 and 2019 were $1.3 million and $2.2 million, respectively, and related amortization expense was $7.4 million and $6.9 million, respectively. For the six months ended June 30, 2020 and 2019, capitalized software development costs were $3.3 million and $4.6 million, respectively, and related amortization expense was $14.7 million and $13.8 million, respectively. Capitalized software development costs for the three months ended June 30, 2020 and 2019 included costs related to stock-based compensation of $0.1 million and $0.0 million, respectively. For the six months ended June 30, 2020 and 2019, capitalized software development costs included costs related to stock-based compensation of $0.2 million and $0.1 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $9.3 million and $9.1 million for the three months ended June 30, 2020 and 2019, respectively, and $18.7 million and $18.1 million for the six months ended June 30, 2020 and 2019, respectively.

Goodwill

The carrying amount of goodwill as of June 30, 2020, was as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$262,242
Foreign currency translation impact	132
Divestiture	$(7,221)
Balance as of June 30, 2020 (unaudited)	$255,153

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

No impairment of goodwill was identified during the six months ended June 30, 2020 or the twelve months ended December 31, 2019.

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

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Lease Cost (a)	$5,389	$5,769	$11,071	$11,495
(a) includes variable and short-term lease costs

Maturities of lease liabilities as of June 30, 2020 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2020 (Excluding the six months ended June 30, 2020)	$8,948
2021	14,057
2022	8,755
2023	7,147
2024	6,599
Thereafter	13,720
Total future minimum lease payments	59,226
Less imputed interest	(10,988)
Total	$48,238
As of June 30, 2020, we have additional operating leases, that have not commenced during the six months ended June 30, 2020, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $87 million and $86 million at June 30, 2020 and December 31, 2019, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $6.8 million and $6.7 million of unrecognized tax benefits at June 30, 2020 and December 31, 2019, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross decrease in unrecognized tax benefits of $31,000 for the three months ended June 30, 2020, as a result of the tax positions taken during prior periods. As of June 30, 2020, it is reasonably possible that we will recognize tax benefits in the amount of $2.9 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2020, we had approximately $0.8 million accrued for interest related to uncertain tax positions. The tax years 2013 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 29% and 13% for the three months ended June 30, 2020 and 2019, respectively, and 24% and 12% for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of state income taxes net of federal benefit, nondeductible officer compensation, the net effect of non-permanent investment in foreign jurisdictions, nondeductible acquisition costs, and the gain on the sale of our AWR business, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, and the deduction for foreign-derived deduction eligible income. For the three and six months ended June 30, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, profits in foreign jurisdictions with reduced income tax rates, the deduction for foreign-derived deduction eligible income, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, excess tax benefits from share-based compensation, and a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, offset by the U.S. tax on global intangible low-taxed income and nondeductible officer compensation.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax expense of $0.3 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and income tax benefits of $1.6 million and $2.6 million for the three and six months ended June 30, 2019, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and six months ended June 30, 2020 were approximately $0.1 million and $0.3 million, respectively. The income tax benefits of the tax holiday for the three and six months ended June 30, 2019 were approximately $0.8 million and $1.3 million, respectively.  The impact of the tax holiday on a per share basis for the three and six months ended June 30, 2020 and June 30, 2019 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six months ended June 30, 2020 and 2019, consisted of the following:

	June 30, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive (loss) income	(1,975)	(154)	2,211	82
Reclassified from accumulated OCI into income	—	—	(2,809)	(2,809)
Income tax (benefit) expense	—	(56)	124	68
Balance as of June 30, 2020	$(27,806)	$(183)	$4,124	$(23,865)

	June 30, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive (loss) income	(802)	1,913	4,042	5,153
Reclassified from accumulated OCI into income	—	—	(4,310)	(4,310)
Income tax expense (benefit)	—	8	(66)	(58)
Balance as of June 30, 2019	$(23,287)	$597	$6,660	$(16,030)
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

Restricted stock unit plans

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan (the “1994 Plan”) which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan, provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2010 Plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Plan as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2010 Plan, provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2015 Plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and the 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards generally vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2015 plan terminated on May 5, 2020, except with respect to the outstanding awards previously granted thereunder. There were 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020.

Our stockholders approved our 2020 Equity Incentive Plan (the "2020 Plan") on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 2005, 2010, and 2015 Plans as a result of the forfeiture or termination of RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 5,104,408 shares available for grant under the 2020 Plan at June 30, 2020.
Employee stock purchase plan

Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At June 30, 2020, we had 3,577,369 shares of common stock reserved for future issuance under the ESPP. We issued 508,401 shares under this plan in the six months ended June 30, 2020 and the weighted average purchase price was $33.93 per share. During the six months ended June 30, 2020, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at June 30, 2020.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, during the three months ended June 30, 2020, we repurchased 503,326 shares of our common stock at a weighted average price per share of $34.08 and during the six months ended June 30, 2020, we repurchased 668,199 shares of our common stock at a weighted average price per share of $35.44. Under the current program, during the three months ended June 30, 2019, we repurchased 1,114,500 shares of our common stock at a weighted average price per share of $41.25 and during the six months ended June 30, 2019, we repurchased 2,149,598 shares of our common stock at a weighted average price per share of $42.97. At June 30, 2020, there were 2,331,801 shares remaining available for repurchase under the stock repurchase program. The stock repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas, EMEA and APAC. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

Based on the billing location of the customer, total sales outside the U.S. for the three months ended June 30, 2020 and 2019 were $185 million and $211 million, respectively, and $377 million and $409 million for the six months ended June 30, 2020 and 2019, respectively. Total property and equipment, net, outside the U.S. was $133 million as of June 30, 2020 and $130 million as of December 31, 2019. Revenues and long-lived assets attributable to each individual foreign country outside of the U.S. were not material.

Note 13 - Debt

On June 12, 2020, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto (the "Lenders"), and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender ("Administrative Agent"), with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners. The Credit Agreement amends and restates in its entirety and refinances our previous loan agreement, dated as of May 9, 2013, with Wells Fargo Bank, National Association, which was amended on April 16, 2020 as well as on October 29, 2015 and April 27, 2018 (the "Loan Agreement").

The Credit Agreement provides for an initial $145 million credit facility consisting of a secured revolving loan facility in an aggregate principal amount of up to $75 million, including a $10 million sub-facility for the issuance of letters of credit, and a secured term loan facility in an aggregate principal amount of up to $70 million, which term loan facility is available until the date that is 60 days following the closing date of the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loan or revolving commitments of up to $105 million in the aggregate. Pursuant to the Credit Agreement, the revolving line of credit terminates, and all revolving loans and term loans are due and payable, on June 12, 2023. The revolving loans and term loans accrue interest, at our option, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) a LIBOR loan interest rate of LIBOR for an interest period of one month plus 1.00%, plus a margin of 1.25% to 1.75%, or LIBOR plus a margin of 2.25% to 2.75%, in each case with the margin being determined based upon our consolidated total leverage ratio. The term loan amortizes in quarterly payments equal to 1.25% of the original principal amount of the term loan, with the remaining outstanding balance being due and payable at maturity. The Credit Agreement contains financial covenants requiring us to maintain a maximum total leverage ratio of less than or equal to 2.75 to 1.00 and a minimum fixed charge coverage ratio of greater than or equal to 1.25 to 1.00, in each case determined in accordance with the Credit Agreement.

The Credit Agreement provides for a commitment fee of 0.375% to 0.500% per annum, determined based upon our consolidated total leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears. In addition, we will pay commitment fees based on the applicable margin set forth in the Credit Agreement in an amount equal to 0.375% to 0.500% per annum, determined based upon our consolidated total leverage ratio, of the initial term loan as a commitment fee until such time as the initial term loan is drawn or the initial term loan commitments expire or are terminated.

The Credit Agreement requires that certain of the Company’s wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") will enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. In connection with the Credit Agreement and Guaranty, we, along with the Subsidiary Guarantors and the Administrative Agent have entered into a Collateral Agreement ("Collateral Agreement") pursuant to which we and each Subsidiary Guarantor have granted a lien on substantially all of our assets to secure their obligations under the Credit Agreement and the Guaranty.

The Credit Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices, payment of taxes and other obligations, maintenance of existence, maintenance of properties and insurance, maintenance of books and records, and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Credit Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events, subject to grace periods in certain instances. Upon an event of default, the Administrative Agent and the Lenders may declare all or a portion of our outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate.

Proceeds of loans made under the revolving loan facility portion of the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of June 30, 2020 and December 31, 2019, respectively (unaudited, in thousands):

	June 30,	December 31,
	2020	2019
Secured
2020 term loan (effective interest rate of 3.0%)	$70,000	$—
2020 revolving loan facility (effective interest rate of 3.0%)	20,000	—
Total Debt	90,000	—
Less: Unamortized debt issuance costs	(1,480)	—
Less: Current Portion of Total Debt	(3,500)	—
Total Debt, non-current	$85,020	$—

Restricted Cash

Restricted cash represents cash that, under the terms of our borrowing arrangements, had been set aside to partially fund our acquisition of Optimal Plus Ltd. ("OptimalPlus") as of June 30, 2020. The proceeds from our $70.0 million term loan were recorded as non-current restricted cash. Upon the closing of the OptimalPlus acquisition on July 2, 2020, the proceeds were released to partially fund the acquisition consideration.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$471,205	$194,616
Restricted cash	70,000	—
Total cash, cash equivalent, and restricted cash	$541,205	$194,616

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2020	2019
Balance at the beginning of the period	$2,561	$3,173
Accruals for warranties issued during the period	1,165	1,017
Accruals related to pre-existing warranties	298	(571)
Settlements made (in cash or in kind) during the period	(1,322)	(1,101)
Balance at the end of the period	$2,702	$2,518

As of June 30, 2020, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.7 million over the next twelve months.

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

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Cost of sales	$—	—	$20	—
Research and development	79	311	4,679	656
Sales and marketing	1,227	2,984	7,542	4,965
General and administrative	247	533	562	1,523
Total restructuring and other related costs	$1,553	3,828	$12,803	7,144
A summary of balance sheet activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2019	$9,527
Income statement expense	12,803
Cash payments	(16,834)
Balance as of June 30, 2020	$5,496
The liability of  $5.5 million  at  June 30, 2020  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Subsequent events

Dividends

On July 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on September 8, 2020, to stockholders of record on August 17, 2020.

Acquisition

On July 2, 2020, we completed the acquisition of OptimalPlus, a global leader in data analytics software for the semiconductor, automotive and electronics industries that is based in Israel. As a result of acquiring 100% of the outstanding share capital of OptimalPlus, OptimalPlus became our wholly-owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of OptimalPlus will be recorded at their respective fair values as of the acquisition date. Transaction costs will be expensed as incurred.

At the acquisition date, total consideration transferred was approximately $357 million, inclusive of $16 million in cash acquired. Additionally, unvested in-the-money share options of certain OptimalPlus employees were exchanged into the right to receive deferred cash consideration in accordance with the terms of the share purchase agreement. Approximately $8 million of deferred cash consideration was allocated to post-combination expense and is not included in the total consideration transferred. The deferred cash consideration is subject to the original vesting schedule of the corresponding unvested options that were replaced and the amounts will be recognized as compensation expense over the remaining service period.

The acquisition was funded primarily by cash on hand in addition to $70 million drawn under our term loan facility on June 30, 2020. See Note 13 - Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings.

During the six months ended June 30, 2020, we expensed $3 million of transaction costs in connection with the acquisition of OptimalPlus, which are included in selling, general and administrative expenses in the consolidated statement of comprehensive income.

We have excluded certain disclosures required under ASC Topic 805. Disclosure of certain information has been deemed impracticable primarily due to the short period of time we have had to obtain the necessary information from the acquired company, which is not a public company. This short timeframe prohibits us from fully applying various valuation methodologies and preparing the information for this Quarterly Report on Form 10-Q for the second quarter of 2020. Such information, as required under Topic 805, will be included in our Quarterly Report on Form 10-Q for the third quarter of 2020 and finalized within the one-year measurement period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or "National Instruments") has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” "expect," "plan," "intend to," "may," "will,” "project," “anticipate,” "continue," "strive to," "seek to," “are encouraged by,” "estimate"; statements of "goals" or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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

Maintaining a high level of customer satisfaction

To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backward compatibility across different platforms to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with high quality and reliability, and that our products provide cost-effective solutions for our customers.

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

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% and 61% of our net sales during the three months ended June 30, 2020 and 2019, and the six months ended June 30, 2020 and 2019, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

The COVID-19 outbreak has resulted in the implementation of significant governmental measures designed to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote conditions in many of the locations where we have offices. To support the health and well-being of our employees, customers, and communities, those employees who do not have critical in-person functions have had the option to work remotely since the first quarter of 2020 and globally, approximately 40% of our employees continue to do so as of the date of this filing. In addition, many of our customers and suppliers are working remotely, which may delay the timing of some orders and deliveries expected in the third quarter of 2020.

We currently expect that revenue for the third quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of continuing economic weakness and challenges related to obtaining and fulfilling orders due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, the pandemic may adversely impact our customers’ ability to manufacture their products, and may further impact demand for our customers' products, either of which could reduce our customers' demand for our products or services. Furthermore, certain customer facilities may continue to be unavailable to receive our products.

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in various indices, such as the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. For the three and six months ended June 30, 2020, the average Global PMI was indicative of a contraction in the industrial economy. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during the remainder of 2020.

The scope and nature of the impact of the COVID-19 pandemic continues to evolve each day. While we do not know and cannot quantify specific impacts, our business will likely continue to be negatively affected if we encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, further volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other related ramifications of the pandemic.

Prior to COVID-19, we had taken steps to improve efficiencies and rebalance our resources on activities that we believe will generate a higher return. These steps involved, among other things, reduction in our overall employee headcount and optimization of our organizational structure. We believe these pre-COVID-19 efforts have enhanced our financial and structural position to navigate the current challenging times. Additionally, we are currently focusing on proactively managing expenses intended to help us maintain strength in our balance sheet and improve our financial position. We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our results of operations for the three and six months ended June 30, 2020. We are currently assessing the future implications of these provisions within the CARES Act on our consolidated financial statements, but do not expect the impact to be material.

Additionally, during the second quarter of 2020, we saw modest depreciation of the U.S dollar index against currencies in the markets where we do business. In the markets where we have our largest exposure to foreign currency, the Eurozone and China, the U.S. dollar depreciated against the Euro by approximately 2% and was relatively flat against the Chinese yuan. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and six month periods ended June 30, 2020. We have hedging programs in place to help mitigate the risks associated with foreign currency exchange rate fluctuations. However, there can be no assurance such hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for additional details concerning hedging programs).

During the three and six months ended June 30, 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. This volatility had a negative impact on our net sales and results of operations for the three and six months ended June 30, 2020. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, remains near its ten-year high. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and six months ended June 30, 2020. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

AWR Divestiture

On January 15, 2020, we completed the sale of AWR Corporation for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business" in the consolidated statements of income, which also included approximately $1 million of transaction costs. (See Note 1 - Basis of presentation of Notes to Consolidated Financial Statements for additional details concerning the divestiture of the AWR business.)

OptimalPlus Acquisition

On July 2, 2020, we completed the acquisition of OptimalPlus. Total proceeds used to acquire the business and exchange certain unvested share options consisted of approximately $365 million in cash, subject to final working capital adjustments. (See Note 1 - Basis of presentation and Note 17 - Subsequent Events of Notes to Consolidated Financial Statements for additional details concerning this acquisition.)

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
These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Net sales:
Americas	40.4%	38.6%	40.4%	39.0%
EMEA	24.8	27.7	26.4	28.6
APAC	34.8	33.7	33.2	32.5
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	28.5	25.1	27.8	24.8
Gross profit	71.5	74.9	72.2	75.2
Operating expenses:
Sales and marketing	35.0	36.2	36.2	36.9
Research and development	21.3	20.4	22.2	20.8
General and administrative	9.7	8.7	9.1	8.8
Total operating expenses	66.0	65.3	67.6	66.6
Gain on sale of business	—	—	26.2	—
Operating income	5.4	9.7	30.8	8.6
Other (expense) income	(0.4)%	0.2%	(0.1)%	0.5%
Income before income taxes	5.1	9.8	30.7	9.1
Provision for income taxes	1.5	1.2	7.2	1.1
Net income	3.6%	8.6%	23.5%	8.0%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2020 and 2019

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2020 and 2019 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Product sales	$266.3	$299.8	(33.5)	(11)%	$540.2	$577.5	(37.3)	(6)%
Software maintenance sales	35.1	34.4	0.6	2%	70.5	67.8	2.7	4%
Total net sales	$301.3	$334.2	(32.9)	(10)%	$610.7	$645.3	(34.6)	(5)%
Figures may not sum due to rounding.

The divestiture of our AWR subsidiary in January 2020 reduced our net sales by approximately 2% during each of the three and six months ended June 30, 2020 compared to the same periods in 2019. The effect of changes in foreign currency exchange rates further reduced net sales by approximately 2% and 1% during the same periods.

The remaining decreases in our net sales during the three and six months ended June 30, 2020 were driven by softening demand, particularly during the second quarter of 2020, primarily attributable to the ongoing COVID-19 pandemic. On a global basis, we saw significant weakness in our transportation end market and some of our broad-based industrial portfolio end-markets, which was partially offset by increased demand for system-level offerings in our semiconductor and ADG end markets.

Orders with a value greater than $20,000 increased by 4% year over year during the three months ended June 30, 2020, compared to the year over year decrease of 2% in the three months ended June 30, 2019. Orders with a value less than $20,000 decreased by 21% year over year during the three months ended June 30, 2020, compared to the year over year decrease of 6% in the three months ended June 30, 2019. During the six months ended June 30, 2020, orders with a value greater than $20,000 increased by 5% year over year compared to the year over year increase of 1% in the six months ended June 30, 2019. During the six months ended June 30, 2020, orders with a value less than $20,000 decreased by 15% year over year compared to the year over year decrease of 6% in the six months ended June 30, 2019.

During the three months ended June 30, 2020 and 2019, orders with a value greater than $20,000 were 65% and 59% of our total orders, respectively, and for the six months ended June 30, 2020 and 2019, these orders were 63% and 59% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are more volatile, are subject to greater discount variability, and may contract at a faster pace during an economic downturn compared to our other orders.

The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2020 and 2019 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Americas	$121.7	$128.9	(7.2)	(6)%	$246.7	$251.6	(4.8)	(2)%
Percentage of total net sales	40.4%	38.6%			40.4%	39.0%

EMEA	74.7	$92.7	(18.1)	(19)%	161.4	184.3	(22.9)	(12)%
Percentage of total net sales	24.8%	27.7%			26.4%	28.6%

APAC	$105.0	$112.6	(7.6)	(7)%	202.6	209.4	(6.8)	(3)%
Percentage of total net sales	34.8%	33.7%			33.2%	32.5%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and continuing to increase the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2020). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2020
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$128.9	(6.8)	(5.3)%	(0.4)	(0.3)%	$121.7
EMEA	$92.7	(15.7)	(16.9)%	(2.4)	(2.6)%	$74.7
APAC	$112.6	(4.8)	(4.3)%	(2.8)	(2.5)%	$105.0
Total net sales	$334.2	(27.3)	(8.2)%	(5.6)	(1.7)%	$301.3

	Six Months Ended June 30, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2020
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$251.6	(4.3)	(1.7)%	(0.5)	(0.2)%	$246.7
EMEA	$184.3	(20.0)	(10.8)%	(2.9)	(1.6)%	$161.4
APAC	$209.4	(3.0)	(1.5)%	(3.8)	(1.8)%	$202.6
Total net sales	$645.3	(27.4)	(4.2)%	(7.2)	(1.1)%	$610.7
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During each of the three months ended June 30, 2020 and 2019, these hedges had the effect of increasing our net sales by $2.7 million. During the six months ended June 30, 2020 and 2019, these hedges had the effect of increasing our net sales by $5.3 million and increasing our net sales by $4.4 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2020 and 2019).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2020 and 2019 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2020	2019	2020	2019

Gross Profit	$215.4	$250.5	$441.0	$485.5
% change compared with prior period	(14.0)%		(9.1)%
Gross Profit as a percentage of net sales	71.5%	74.9%	72.2%	75.2%

The decreases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Six Months Ended
	(Unaudited)	(Unaudited)
June 30, 2019	74.9%	75.2%
Changes in sale mix related to recently divested AWR business (included in comparative period)	(0.5)%	(0.5)%
Changes in sale mix related to service cost reallocation/growth	(1.0)%	(1.0)%
Increase in outbound freight and other logistics cost due to pandemic	(0.8)%	(0.9)%
Changes in foreign currency exchange rates	(0.4)%	(0.3)%
Other product material variances and reserves	(0.7)%	(0.3)%
June 30, 2020	71.5%	72.2%

The operational changes in our services cost structure are the result of a strategic focus on further monetization of some of our services offerings. Consequently, certain amounts presented within operating expenses as "Sales and Marketing" in comparative periods are now included within our "Cost of sales" line item. These changes did not have an impact on our operating income or net income during the periods presented.

For the three months ended June 30, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $1.3 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $1.8 million and $2.9 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $0.9 million and $0.1 million, respectively. During the six months ended June 30, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $1.4 million and $0.0 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2020 and 2019).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2020 and 2019, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2020	2019	Change	2020	2019	Change

Sales and marketing	$105,419	$120,868	(13)%	$221,165	$238,419	(7)%
Percentage of total net sales	35%	36%		36%	37%

Research and development	$64,225	$68,257	(6)%	$135,846	$134,423	1%
Percentage of total net sales	21%	20%		22%	21%

General and administrative	$29,369	$29,044	1%	$55,549	$56,927	(2)%
Percentage of total net sales	10%	9%		9%	9%

Total operating expenses	$199,013	$218,169	(9)%	$412,560	$429,769	(4)%
Percentage of total net sales	66%	65%		68%	67%

The year over year decrease of $19 million in our operating expenses during the three months ended June 30, 2020 was primarily related to the following:

•$9 million decrease in travel and event related expenses primarily related to the travel restrictions from COVID-19;
•$6 million decrease related to the divestment of our AWR subsidiary;
•$2 million increase related to additional stock-based compensation expense, primarily attributable to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards;
•$2 million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”;
•$2 million decrease related to the year over year impact of changes in foreign currency exchange rates; and
•$2 million decrease in personnel costs, primarily attributable to lower salaries and benefits due to lower headcount.

The year over year decrease of $17 million in our operating expenses during the six months ended June 30, 2020 was primarily related to the following:

•$15 million decrease in travel and event related expenses primarily related to the travel restrictions from COVID-19;
•$10 million decrease related to the divestment of our AWR subsidiary;
•$6 million increase in restructuring costs;
•$6 million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”;
•$5 million increase in personnel costs, primarily attributable to an increase in variable compensation costs; and
•$3 million increase related to additional stock-based compensation expense, primarily attributable to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards.

Gain on sale of business. As previously disclosed, on January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $159.8 million, which is presented as "Gain on sale of business" in the Consolidated Statements of Income.

Operating Income.  For the three months ended June 30, 2020 and 2019, operating income was $16 million and $32 million, respectively, a decrease of 49%. As a percentage of net sales, operating income was 5.4% and 9.7% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, operating income was $188 million and $56 million, respectively, an increase of 238%. As a percentage of net sales, operating income was 30.8% and 8.6% for the six months ended June 30, 2020 and 2019, respectively. The decrease in operating income in absolute dollars for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The increase in operating income in absolute dollars for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary, partially offset by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

• Interest income. For the three months ended June 30, 2020 and 2019, interest income was $1.0 million and $2.0 million, respectively. For the six months ended June 30, 2020 and 2019, interest income was $3.3 million and $4.3 million, respectively. In response to the negative economic impact of COVID-19, the federal reserve took aggressive action to cut the Federal Funds Rate to a range of zero to 0.25%. We expect this to result in lower yields on our cash, cash equivalents and short-term investments and to have a negative impact on our interest income for the remainder of 2020.

•Net Foreign Exchange Loss. For the three months ended June 30, 2020 and 2019, net foreign exchange loss was $0.8 million and $1.6 million, respectively. During the six months ended June 30, 2020 and 2019, net foreign exchange loss was $1.3 million and $1.2 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. For the first six months of 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. In the past, we have noted that volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and six months ended June 30, 2020.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” Our hedging strategy increased our foreign exchange loss by $0.2 million and $0.1 million in the three months ended June 30, 2020 and June 30, 2019, respectively. Our hedging strategy decreased our foreign exchange loss by $0.1 million and increased our foreign exchange loss by $0.4 million in the six months ended June 30, 2020 and 2019, respectively.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended June 30, 2020 and 2019, our provision for income taxes reflected an effective tax rate of 29% and 13%, respectively. For the six months ended June 30, 2020 and 2019, our provision for income taxes reflected an effective tax rate of 24% and 12%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2019	13%	12%
Foreign taxes greater than federal statutory rate	7	6
Global intangible low-taxed income inclusion ("GILTI")	(1)	(1)
Foreign-derived intangible income deduction	(3)	(3)
Nondeductible officer compensation	2	2
Change in unrecognized tax benefits	(1)	2
Employee share-based compensation	9	4
Research and development tax credit	(2)	(2)
State income taxes, net of federal benefit	1	1
Enhanced deduction for certain research and development	1	1
Gain on sale of AWR business	2	1
Nondeductible acquisition costs	1	1
Effective tax rate at June 30, 2020	29%	24%

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
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Stock-based compensation
Cost of sales	$932	$890	$1,736	$1,683
Sales and marketing	6,467	5,140	11,642	9,515
Research and development	4,428	4,379	7,947	7,929
General and administrative	3,404	3,219	6,008	5,535
Provision for income taxes	(2,905)	(3,940)	(4,406)	(5,776)
Total	$12,326	$9,688	$22,927	$18,886

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Amortization of acquisition-related intangibles
Cost of sales	$635	$841	$1,381	$1,692
Sales and marketing	480	494	966	993
Research and development	28	28	55	56
Other income, net	117	162	241	162
Provision for income taxes	(133)	(192)	(290)	(386)
Total	$1,127	$1,333	$2,353	$2,517
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$—	$—	$20	$—
Sales and marketing	1,239	3,153	7,612	5,296
Research and development	147	311	4,816	656
General and administrative	3,399	616	2,385	1,528
Gain on sale of business	—	—	(159,753)	—
Other (income) expense, net	—	—	128	—
Provision for income taxes	(78)	(1,010)	34,676	(1,850)
Total	$4,707	$3,070	$(110,116)	$5,630

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Capitalization and amortization of internally developed software costs
Cost of sales	$7,144	$6,537	$14,226	$13,119
Research and development	(1,181)	(2,218)	(3,095)	(4,497)
Provision for income taxes	(1,252)	(907)	(2,337)	(1,811)
Total	$4,711	$3,412	$8,794	$6,811

Liquidity and Capital Resources

Overview

At June 30, 2020, we had $608 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of June 30, 2020 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$361.1	$110.1	$471.2
	77%	23%
Short-term investments	$113.1	$24.0	$137.1
	82%	18%
Total cash, cash equivalents and short-term investments	$474.2	$134.1	$608.3
	78%	22%
The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2020	December 31,	Increase/
(In thousands)	(unaudited)	2019	(Decrease)

Working capital	$760,979	$641,235	$119,744
Cash and cash equivalents (1)	471,205	194,616	276,589
Short-term investments (1)	137,104	237,983	(100,879)
Total cash, cash equivalents and short-term investments	$608,309	$432,599	$175,710

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents and marketable securities, as well as the cash flows generated from our operations and available borrowing capacity under our Credit Agreement.

The primary driver of the net increase in working capital between December 31, 2019 and June 30, 2020 was the $176 million increase in total cash, cash equivalents, and short-term investments primarily due to proceeds of $160 million from the sale of our AWR subsidiary. Additionally, other changes in working capital were related to:

◦Accounts receivable, net decreased by $37 million. The decrease in accounts receivable is primarily related to variations in our quarterly net sales and the derecognition of $7 million in accounts receivable related to the divestment of our AWR subsidiary.

◦Inventory increased by $10 million to $210 million at June 30, 2020, from $200 million at December 31, 2019. Inventory turns on a trailing twelve month basis were 1.5 at June 30, 2020 and December 31, 2019. The increase in inventory was primarily attributable to lower sales than anticipated during the first six months of 2020.

◦The current portion of deferred revenue decreased by $18 million, which was primarily related to the divestment of our AWR subsidiary.

◦Accrued compensation decreased by $3 million which was primarily related to a decrease in accrued severance payments.

◦Other current liabilities increased by $46 million which was primarily related to extended payment deadlines for certain income tax payments.

◦Other taxes payable decreased by $1 million primarily related to the timing of payments for VAT and other indirect taxes.

Restricted Cash

Restricted cash represents cash that, under the terms of our borrowing arrangements, had been set aside to partially fund our acquisition of Optimal Plus Ltd. ("OptimalPlus") as of June 30, 2020. The proceeds from our $70.0 million term loan were recorded as non-current restricted cash. Upon the closing of the OptimalPlus acquisition on July 2, 2020, the proceeds were released to partially fund the acquisition consideration.

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and short-term investments reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$471,205	$194,616
Restricted cash	70,000	—
Total cash, cash equivalents, and restricted cash	$541,205	$194,616
Short-term investments (1)	137,104	237,983
Total cash, cash equivalents, restricted cash and short-term investments	678,309	432,599

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2020	2019
Cash provided by operating activities	$101,498	$88,637
Cash provided by (used in) investing activities	231,791	(15,485)
Cash provided by (used in) financing activities	13,936	(140,797)
Effect of exchange rate changes on cash	(636)	20
Net change in cash, cash equivalents and restricted cash	346,589	(67,625)
Cash, cash equivalents and restricted cash at beginning of year	194,616	259,386
Cash, cash equivalents and restricted cash at end of period	$541,205	$191,761

Operating Activities, Cash provided by operating activities is comprised of net income adjusted for certain non-cash items and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2020 increased by $13 million compared to the same period in 2019. This was primarily related to favorable changes in operating assets and liabilities of $76 million partially offset by a $63 million decrease in net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and gain on sale of assets. The changes in operating assets and liabilities primarily related to the timing of tax payments and prepaid services.

Investing Activities Cash provided by (used in) investing activities for the six months ended June 30, 2020 increased by $247 million compared to the same period in 2019. This was primarily attributable to $160 million in proceeds received from the sale of our AWR subsidiary in January 2020, a net sale of short-term investments of $101 million compared to a net sale of short-term investments of $25 million during the same period in 2019 and a $10 million decrease in cash outflows related to equity method investments during the same period in 2019. The net sale of short-term investments was primarily driven by funding needs for our acquisition of OptimalPlus and stock repurchase activities during 2020.

Financing Activities, Cash provided by (used in) financing activities increased by $155 million for the six months ended June 30, 2020 compared to the same period in 2019. This was primarily related to $89 million increase in proceeds received under our term loan and revolving loan facilities, net of issuance costs and a $69 million decrease in cash outflows related to repurchases of our common stock partially offset by an increase of $2 million in cash outflows related to the increase in our quarterly dividend. (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At June 30, 2020, except as discussed below, there were no other material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of June 30, 2020.

Below are the payments due by period for our debt outstanding:

	Payments due by period
(In thousands)	Total	2020	2021	2022	2023	2024	Beyond
Term Loan	70,000	1,750	3,500	3,500	61,250
Revolving Loan	20,000		—	—	20,000	—	—

Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our secured term loan and secured revolving loan facilities. As of June 30, 2020 we had $55 million in available borrowing capacity under the revolving loan facility. Subject to the terms and conditions of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loan or revolving commitments of up to $105 million in the aggregate. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The Tax Cuts and Jobs Act allows us to continue to repatriate our foreign cash for domestic needs without additional taxation. We may seek to pursue additional financing or to raise additional funds by seeking an increase in our borrowing capacity under our Credit Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•the impact of the COVID-19 pandemic on our net sales, supply chain and ability to operate our business in an efficient manner;
•general economic and political uncertainty and specific conditions in the markets we address, including any volatility in the industrial economy in the various geographic regions in which we do business;
•payment of dividends to our stockholders;
•required levels of research and development and other operating costs;
•our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•acquisitions of other businesses, assets, products or technologies;
•the overall levels of sales of our products and gross profit margins;
•the levels of inventory and accounts receivable that we maintain;
•the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;
•capital improvements for facilities;
•repayment of principal and interest required under our borrowing arrangements;
•repurchases of our common stock;
•our relationships with suppliers and customers; and
•the level of stock purchases under our employee stock purchase plan.

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and the material changes during the six months ended June 30, 2020 to this information reported in our Form 10-K are described below.

Interest Expense Risk

Our borrowings under our term loan and revolving loan facilities bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease net income and cash flow by less than $1 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Form 10-K. The developments described in the additional risk factors presented below have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factors identified in the “Risk Factors” section of our Form 10-K, and such risk factors are further qualified by the information relating to the COVID-19 pandemic that is described in this Report.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, supply chain, and partner network. Our business and financial condition, and the business and financial condition of our customers and suppliers, was adversely impacted and continue to be adversely impacted by the significantly increased economic and demand uncertainties created by the COVID-19 outbreak and related measures to contain it.

To support the health and well-being of our employees, customers, and communities, those employees who do not have critical in-person functions have had the option to work remotely since the first quarter of 2020. The timing and extent of our plans for employees to return to our offices will depend on a number of rapidly evolving factors for each particular location. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts, and as a result, COVID-19 could negatively impact our business, financial condition and results of operations in future periods.

The disruptions to our operations caused by COVID-19 may result in further inefficiencies, delays and additional costs in our product development, sales, marketing, manufacturing and support operations that we cannot fully mitigate through remote or other alternative work arrangements. In addition, many of our customers are working remotely, which has delayed and may further to delay the timing of some orders and deliveries expected in the third quarter of 2020 and beyond. Although our manufacturing sites continue to remain in operation, we have adapted certain processes in response to government measures, employee welfare concerns and the impact of COVID-19 on our global demand and supply chain. Our manufacturing operations may be adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, supply chain disruptions, quarantines and health and availability of essential onsite personnel.

We currently expect that revenue for the third quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of continuing economic weakness and challenges related to obtaining and fulfilling orders due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, the pandemic may adversely impact our customers’ ability to manufacture their products, and may further impact demand for our customers' products, either of which could reduce our customers' demand for our products or services. Furthermore, certain customer facilities may continue to be unavailable to receive our products.

Furthermore, the COVID-19 pandemic continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, which could negatively affect our liquidity. Even after the COVID-19 outbreak has subsided, we may experience material adverse impacts to our business, results of operations and financial condition as a result of related global economic impacts, including any recession that has occurred or may occur in the future.

Although we expect that our current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. While we have implemented global and local response teams, implemented incremental expense management efforts, and implemented business continuity efforts internally and with our customers, the duration and extent of the operational and financial impact of the COVID-19 pandemic remains highly uncertain. There can be no guarantee that any current actions or additional actions in the future will significantly mitigate the impact of the COVID-19 pandemic on the company’s business, results of operations, access to sources of liquidity or financial condition.

In addition to the above risks, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our Form 10-K. These include, but are not limited to, the following:

•Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations. A protracted economic slowdown could continue to negatively affect the financial condition of our customers, which may result in additional delays in payment and decreased sales, or an increase in bankruptcies or insolvencies.

•Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations. A protracted economic slowdown could negatively affect the financial condition of our suppliers, which may result in an increase in bankruptcies or insolvencies and decreased availability of raw materials.

•We May Experience Component Shortages that May Adversely Affect Our Business and Result of Operations. The COVID-19 pandemic has disrupted the supply of raw materials, and we may experience increased difficulties in obtaining a consistent supply of materials at stable pricing levels.

•We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect Our Business. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

•We Have Established a Budget and Variations from Our Budget Will Affect Our Financial Results. We have incurred additional, unexpected costs as a result of the COVID-19 pandemic, including costs for acquisition of additional personal protective equipment (“PPE”), enhanced cleaning and environmental sanitation costs, above average freight costs, and increased labor expense. We expect such costs to continue. We are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs could continue to increase.

•Acquisitions, Joint Ventures, Alliances, or Similar Strategic Relationships, or Dispositions of Any of Our Businesses, and the Related Integration or Separation Risks May Disrupt or Otherwise Have a Material Adverse Effect on Our Business and Financial Results. As further discussed below, achieving the anticipated benefits of our acquisitions and other strategic transactions depends upon the successful integration of an acquired business or other venture into our existing operations. We may experience increased challenges related to our integration of acquired businesses, as well our ability to execute on potential acquisitions, as a result of the COVID-19 pandemic due to various factors including travel restrictions, global demand uncertainty, and financial market volatility.

Acquisitions, Joint Ventures, Alliances, or Similar Strategic Relationships, or Dispositions of Any of Our Businesses, and the Related Integration or Separation Risks May Disrupt or Otherwise Have a Material Adverse Effect on Our Business and Financial Results. As part of our business strategy, we pursue selective acquisitions, as well as joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products. Achieving the anticipated benefits of an acquisition or other strategic transaction depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. For example, on July 2, 2020, we acquired OptimalPlus, an Israeli-based software company. The successful integration of this acquisition, as well as potential future acquisitions, depends on a variety of factors, including but not limited to:

•the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company
•the scalability of production, manufacturing and marketing of products of a newly acquired company to broader adjacent markets;
•the complexities of the technologies being integrated;
•the ability to cohesively integrate operations, product definitions, price lists, delivery, and technical support for products and solutions of a newly acquired company into our existing operations;
•the compatibility of our infrastructure, operations, policies and organizations with those of the acquired company;
•the retention of key employees; and
•the management of relationships with our strategic partners, suppliers, and customer base and the necessities of integrating and retaining key personnel with disparate business backgrounds and combining different corporate cultures.

The time invested in completing any strategic transaction as well as the integration of operations following a strategic transaction also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. The existing products or services previously sold or otherwise provided by entities we have acquired may be of a lesser quality than our products or could contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired, developed, or marketed in connection with acquisitions or other strategic transactions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Future acquisitions or dispositions could also result in the incurrence of additional debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We currently have outstanding debt as well as additional borrowing capacity available under a term loan and revolving credit facility. We may borrow additional amounts in the future (which borrowing would be subject to lender approval) and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•requiring a portion of our cash flow from operations to make interest payments on this debt;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry.

Our current revolving credit facility and term loan facility impose restrictions on us, including restrictions on our ability to create liens on our assets, the ability of our subsidiaries to incur indebtedness, the ability to make certain investments, consummate certain asset sales, or engage in certain transactions, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

Additionally, the borrowings under our various debt facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will decrease. In addition, in July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. It is unclear whether or not, at that time, LIBOR will cease to exist and a satisfactory replacement rate developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate ("SOFR"), that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement rate remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, the level of interest payments on the portion of our indebtedness that bears interest at variable rates would be affected, which may adversely impact the amount of our interest payments under our various debt facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2020 with respect to the shares of our common stock that we repurchased during the second quarter of 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1, 2020 to April 30, 2020	503,326	$34.08	—	2,331,801

May 1, 2020 to May 31, 2020	—	—	—	2,331,801

June 1, 2020 to June 30, 2020	—	—	—	2,331,801
Total	503,326	$34.08	—	2,331,801
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At June 30, 2020, there were 2,331,801 shares available for repurchase under our repurchase program. This repurchase plan does not have an expiration date.

Item 5. Other Information

None.

EXHIBITS
2.1
Share Purchase Agreement, dated as of May 27, 2020, among National Instruments Israel Ltd., Optimal Plus Ltd. ("OptimalPlus"), certain shareholders of OptimalPlus, National Instruments Corporation (solely for the purposes of the applicable representations, warranties and covenants of National Instruments Corporation), and Fortis Advisors, LLC (solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of OptimalPlus)

3.1(1)	Certificate of Incorporation, as amended, of Registrant, effective May 14, 2013
3.2(2)	Amended and Restated Bylaws of Registrant
10.1(3)†	National Instruments Corporation 2020 Equity Incentive Plan
10.2(4)	Third Amendment to Loan Agreement, dated as of April 16, 2020, among National Instruments Corporation, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as lender
10.3(5)†	Separation Agreement between National Instruments Corporation and Alexander M. Davern, dated May 5, 2020
10.4(6)†	2020 Form of Restricted Stock Unit Award (Non-Employee Director)
10.5(7)†	2020 Form of Restricted Stock Unit Award (Employee Performance-Based Vesting Award)
10.6(8)†	2020 Form of Restricted Stock Unit Award (Employee Time-Based Vesting Award)
10.7†	2020 Equity Incentive Plan Sub-Plan for Israeli Participants Special Provisions For Israeli Participants
10.8†	2020 Form of Restricted Stock Unit Award Agreement (Israeli Employee Time-Based Vesting Award)
10.9†	Form of Indemnification Agreement
10.10†	Offer Letter for Carla Pineyro Sublett, dated January 25, 2019
10.11
Amended and Restated Credit Agreement, dated as of June 12, 2020, among National Instruments Corporation, as borrower, the lenders referred to herein as lenders, and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender, with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners

10.12
Guaranty Agreement, dated as of June 12, 2020, among certain domestic subsidiaries of National Instruments Corporation, as guarantors, in favor of Wells Fargo Bank, National Association, as the administrative agent

10.13	Collateral Agreement, dated as of June 12, 2020, among National Instruments Corporation, and certain of its subsidiaries, as grantors, in favor of Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 20, 2014
(2)	Incorporated by reference to exhibit 3.1 filed with the Company's Form 8-K on January 28, 2019
(3)	Incorporated by reference to Exhibit A of the Company's proxy statement dated and filed on March 24, 2020
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on April 20, 2020
(5)	Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on May 7, 2020
(6)	Incorporated by reference to Exhibit 10.3 filed with the Company's Form 8-K on May 7, 2020
(7)	Incorporated by reference to Exhibit 10.4 filed with the Company's Form 8-K on May 7, 2020
(8)	Incorporated by reference to Exhibit 10.5 filed with the Company's Form 8-K on May 7, 2020
**The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference. Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

*furnished herewith
†	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 4, 2020

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿