Form 10-Q
period 2020-09-30
NATIONAL INSTRUMENTS CORP
filed 2020-11-02
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common Stock, $0.01 par value	131,245,640

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$197,319	$194,616
Short-term investments	92,853	237,983
Accounts receivable, net	214,620	248,872
Inventories, net	209,558	200,410
Prepaid expenses and other current assets	72,956	65,477
Total current assets	787,306	947,358
Property and equipment, net	253,073	243,717
Goodwill	487,101	262,242
Intangible assets, net	183,067	84,083
Operating lease right-of-use assets	69,395	70,407
Other long-term assets	63,930	44,082
Total assets	$1,843,872	$1,651,889
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$48,886	$52,192
Accrued compensation	53,496	47,732
Deferred revenue - current	116,871	131,445
Operating lease liabilities - current	16,177	13,431
Other taxes payable	41,604	40,607
Debt, current	3,500	—
Other current liabilities	50,259	20,716
Total current liabilities	330,793	306,123
Deferred income taxes	41,514	14,065
Income tax payable - non-current	61,628	69,151
Liability for uncertain tax positions	6,867	6,652
Deferred revenue - non-current	34,210	33,480
Operating lease liabilities - non-current	37,767	40,650
Debt, non-current	84,289	—
Other long-term liabilities	7,606	5,418
Total liabilities	604,674	475,539
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,245,640 shares and 130,504,535 shares issued and outstanding, respectively	1,312	1,305
Additional paid-in capital	1,012,656	953,578
Retained earnings	247,970	242,537
Accumulated other comprehensive loss	(22,740)	(21,070)
Total stockholders’ equity	1,239,198	1,176,350
Total liabilities and stockholders’ equity	$1,843,872	$1,651,889
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales:
Product	$269,651	$305,247	$809,890	$882,747
Software maintenance	38,473	35,195	108,944	103,000
Total net sales	308,124	340,442	918,834	985,747

Cost of sales:
Product	88,370	84,127	254,236	240,056
Software maintenance	3,893	1,788	7,689	5,700
Total cost of sales	92,263	85,915	261,925	245,756

Gross profit	215,861	254,527	656,909	739,991

Operating expenses:
Sales and marketing	109,774	113,922	330,939	352,340
Research and development	70,802	66,558	206,648	200,981
General and administrative	37,431	35,711	92,980	92,639
Total operating expenses	218,007	216,191	630,567	645,960
Gain on sale of business/asset	—	26,842	159,753	26,842
Operating (loss) income	(2,146)	65,178	186,095	120,873

Other (expense) income	(2,001)	2,249	(2,584)	5,379
Income before income taxes	(4,147)	67,427	183,511	126,252
Provision for income taxes	475	15,783	44,588	22,697

Net (loss) income	$(4,622)	$51,644	$138,923	$103,555

Basic (loss) earnings per share	$(0.04)	$0.39	$1.06	$0.79

Weighted average shares outstanding - basic	131,419	131,385	131,017	131,896

Diluted (loss) earnings per share	$(0.04)	$0.39	$1.06	$0.78

Weighted average shares outstanding - diluted	131,419	131,889	131,671	132,890

Dividends declared per share	$0.26	$0.25	$0.78	$0.75
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net (loss) income	$(4,622)	$51,644	$138,923	$103,555
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	8,483	(8,500)	6,507	(9,303)
Unrealized (loss) gain on securities available-for-sale	(163)	(419)	(317)	1,494
Unrealized (loss) gain on derivative instruments	(9,530)	1,627	(10,128)	1,359
Other comprehensive (loss) income, before tax	(1,210)	(7,292)	(3,938)	(6,450)
Tax (benefit) expense related to items of other comprehensive income	(2,335)	414	(2,268)	355
Other comprehensive income (loss), net of tax	1,125	(7,706)	(1,670)	(6,805)
Comprehensive (loss) income	$(3,497)	$43,938	$137,253	$96,750
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net income	$138,923	$103,555
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business/asset	(159,753)	(26,842)
Depreciation and amortization	61,228	54,546
Stock-based compensation	42,556	38,054
Deferred income taxes	(932)	(1,461)
Changes in operating assets and liabilities	26,762	(18,507)
Net cash provided by operating activities	108,784	149,345

Cash flow from investing activities:
Acquisitions, net of cash acquired	(334,981)	—
Capital expenditures	(36,573)	(47,183)
Proceeds from sale of assets/business, net of cash divested	160,266	32,492
Capitalization of internally developed software	(2,806)	(7,179)
Additions to other intangibles	(1,045)	(1,132)
Acquisitions of equity-method investments	(7,502)	(13,670)
Purchases of short-term investments	(206,330)	(141,074)
Sales and maturities of short-term investments	351,597	204,046
Net cash (used in) provided by investing activities	(77,374)	26,300

Cash flow from financing activities:
Proceeds from revolving line of credit	20,000	—
Proceeds from term loan	70,000	—
Payments on term loan	(875)	—
Debt issuance costs	(1,480)	—
Proceeds from issuance of common stock	24,971	25,823
Repurchase of common stock	(39,244)	(137,171)
Dividends paid	(102,396)	(99,083)
Net cash used in financing activities	(29,024)	(210,431)

Effect of exchange rate changes on cash	317	(1,827)

Net change in cash and cash equivalents	2,703	(36,613)
Cash and cash equivalents at beginning of period	194,616	259,386
Cash and cash equivalents at end of period	$197,319	$222,773

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	September 30, 2020
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2020	131,436,108	$1,314	$993,058	$299,132	$(23,865)	$1,269,639
Net loss	—	—	—	(4,622)	—	(4,622)
Other comprehensive income, net of tax	—	—	—	—	1,125	1,125
Issuance of common stock under employee plans, including tax benefits	256,034	2	7,715	—	—	7,717
Stock-based compensation	—	—	15,142	—	—	15,142
Repurchase of common stock	(446,502)	(4)	(3,259)	(12,300)	—	(15,563)
Dividends paid (1)	—	—	—	(34,240)	—	(34,240)
Balance at September 30, 2020	131,245,640	1,312	1,012,656	247,970	(22,740)	1,239,198

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	138,923	—	138,923
Other comprehensive loss, net of tax	—	—	—	—	(1,670)	(1,670)
Issuance of common stock under employee plans, including tax benefits	1,855,806	18	24,953	—	—	24,971
Stock-based compensation	—	—	42,264	—	—	42,264
Repurchase of common stock	(1,114,701)	(11)	(8,139)	(31,094)	—	(39,244)
Dividends paid (1)	—	—	—	(102,396)	—	(102,396)
Balance at September 30, 2020	131,245,640	$1,312	$1,012,656	$247,970	$(22,740)	$1,239,198
(1) Cash dividends declared per share of common stock were $0.26 for the three months ended September 30, 2020, and $0.78 for the nine months ended September 30, 2020.

The accompanying notes are an integral part of these financial statements.

	September 30, 2019
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2019	131,884,775	$1,319	$924,801	$264,484	$(16,030)	$1,174,574
Net income	—	—	—	51,644	—	51,644
Other comprehensive loss, net of tax	—	—	—	—	(7,706)	(7,706)
Issuance of common stock under employee plans, including tax benefits	230,400	3	8,175	—	—	8,178
Stock-based compensation	—	—	13,284	—	—	13,284
Repurchase of common stock	(1,056,078)	(11)	(7,139)	(37,647)	—	(44,797)
Dividends paid (1)	—	—	—	(33,016)	—	(33,016)
Balance at September 30, 2019	131,059,097	1,311	939,121	245,465	(23,736)	1,162,161

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2018	132,655,941	1,327	897,544	356,418	(16,931)	1,238,358
Net income	—	—	—	103,555	—	103,555
Other comprehensive loss, net of tax	—	—	—	—	(6,805)	(6,805)
Issuance of common stock under employee plans, including tax benefits	1,608,832	16	25,807	—	—	25,823
Stock-based compensation	—	—	37,484	—	—	37,484
Repurchase of common stock	(3,205,676)	(32)	(21,714)	(115,425)	—	(137,171)
Dividends paid (1)	—	—	—	(99,083)	—	(99,083)
Balance at September 30, 2019	131,059,097	$1,311	$939,121	$245,465	$(23,736)	$1,162,161
(1) Cash dividends declared per share of common stock were $0.25 for the three months ended September 30, 2019, and $0.75 for the nine months ended September 30, 2019.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 20, 2020 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2020 and December 31, 2019, the results of our operations and comprehensive income for three and nine months ended September 30, 2020 and 2019, our cash flows for the nine months ended September 30, 2020 and 2019 and our statement of stockholders' equity for the three and nine months ended September 30, 2020 and 2019. Our operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassifications

As further discussed below, certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on our previously reported net income or cash flows:

•Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEIA region in Note 2 - Revenue of Notes to Consolidated Financial Statements. In the second quarter of 2020, we began including these amounts within the APAC (Australia, India, New Zealand, Southeast Asia, China, South Korea and Japan) geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the September 30, 2020 presentation. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for our revenue disaggregated by geographic region which now include the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East, and Africa) and APAC.

•Before the second quarter of 2020, we presented “Interest income”, "Net foreign exchange gain (loss)", and "Other income (loss)" separately on the consolidated statements of income. In the second quarter of 2020, we began presenting these amounts within “Other (expense) income” in the consolidated statements of income for all periods presented. Refer to "Other (expense) income" in Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on the amounts that comprise "Other (expense) income".

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

Summary of Significant Accounting Policies

As discussed above, we adopted the new expected credit loss standard as of January 1, 2020. There were no other significant changes in our accounting policies during the three and nine months ended September 30, 2020 compared to the significant accounting policies described in our Form 10-K.

Divestitures

AWR

On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/asset" in the consolidated statements of income, which also included approximately $1 million of transaction costs.

The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total Assets	16,320

Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	$744

Other (Expense) Income

Other (expense) income, net consisted of the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Interest income	$414	$1,930	$3,724	$6,187
Interest expense	(973)	—	(1,115)	—
Loss from equity-method investments	(627)	(239)	(2,559)	(406)
Net foreign exchange loss	(676)	(378)	(2,019)	(1,623)
Other	(139)	936	(615)	1,221
Other (expense) income, net	$(2,001)	$2,249	$(2,584)	$5,379

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units ("RSUs"), is computed using the treasury stock method. The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Weighted average shares outstanding-basic	131,419	131,385	131,017	131,896
Plus: Common share equivalents
RSUs	—	504	654	994
Weighted average shares outstanding-diluted	131,419	131,889	131,671	132,890
Stock awards to acquire 3,490,700 shares and 1,611,000 shares for the three months ended September 30, 2020 and 2019, respectively, and 276,000 shares and 568,000 shares for the nine months ended September 30, 2020 and 2019, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of September 30, 2020	As of December 31,
	(unaudited)	2019
Income taxes payable - current	$23,487	$6,791
Other	26,772	13,925
Total	$50,259	$20,716

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEIA region. In the second quarter of 2020, we began including these amounts within the APAC geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the September 30, 2020 presentation. The geographic regions are now presented as the Americas, EMEA and APAC to reflect this change.

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended September 30,
(In thousands)		(Unaudited)
	2020			2019

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$107,808	$19,241	$127,049	$119,895	$23,222	$143,117
EMEA	57,988	20,551	78,539	70,076	19,662	89,738
APAC	92,050	10,486	102,536	98,161	9,426	107,587
Total net sales(1)	$257,846	$50,278	$308,124	$288,132	$52,310	$340,442
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Nine Months Ended September 30,
(In thousands)		(Unaudited)
	2020			2019

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$316,220	$57,554	$373,774	$325,349	$69,337	$394,686
EMEA	181,330	58,594	239,924	216,644	57,411	274,055
APAC	274,341	30,795	305,136	290,140	26,866	317,006
Total net sales(1)	$771,891	$146,943	$918,834	$832,133	$153,614	$985,747
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivatives instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

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

Changes in deferred revenue, current and non-current, during the nine months ended September 30, 2020 were as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$164,925
Deferral of revenue billed in current period, net of recognition	95,934
Recognition of revenue deferred in prior periods	(103,274)
Acquisitions/Divestitures	(7,955)
Foreign currency translation impact	1,451
Balance as of September 30, 2020 (unaudited)	$151,081

For the nine months ended September 30, 2020, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" and "Other long-term assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the nine months ended September 30, 2020, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $84 million as of September 30, 2020. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of September 30, 2020, we expect to recognize approximately 15% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 43% during 2021, and 42% thereafter.

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

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of September 30, 2020
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$92,610	$245	$(2)	$92,853
Total Short-term investments	$92,610	$245	$(2)	$92,853

(In thousands)	As of December 31, 2019
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$237,423	$628	$(68)	$237,983
Total Short-term investments	$237,423	$628	$(68)	$237,983

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of September 30, 2020
(In thousands)	(Unaudited)
	Adjusted Cost	Fair Value
Due in less than 1 year	$88,194	$88,438
Due in 1 to 5 years	4,416	4,415
Total available-for-sale debt securities	$92,610	$92,853

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$88,194	$88,438
Total available-for-sale debt securities	$88,194	$88,438

Due in 1 to 5 years	Adjusted Cost	Fair Value
Corporate bonds	$4,416	$4,415
Total available-for-sale debt securities	$4,416	$4,415
Equity-Method Investments

The carrying value of our equity method investments was $20 million as of September 30, 2020. Our proportionate share of the income from equity-method investments is included within "Other (expense) income". Refer to Note 1 - Basis of Presentation for additional information on these amounts for three and nine months ended September 30, 2020 and 2019.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$82,730	$82,730	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	92,853	—	92,853	—
Derivatives	5,363	—	5,363	—
Total Assets	$180,946	$82,730	$98,216	$—

Liabilities
Derivatives	$(10,777)	$—	$(10,777)	$—
Total Liabilities	$(10,777)	$—	$(10,777)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,397	$87,397	$—	$—
Corporate notes and bonds	9,962	—	9,962	—
Short-term investments available for sale:
Corporate bonds	237,983	—	237,983	—
Derivatives	8,209	—	8,209	—
Total Assets	$343,551	$87,397	$256,154	$—

Liabilities
Derivatives	$(2,872)	$—	$(2,872)	$—
Total Liabilities	$(2,872)	$—	$(2,872)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2020. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2020.

As of September 30, 2020, our short-term investments did not include sovereign debt from any country other than the United States. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have operations in approximately 45 countries. Sales outside of the Americas accounted for approximately 59% and 58% of our net sales during the three months ended September 30, 2020 and 2019, and approximately 59% and 60% the nine months ended September 30, 2020 and 2019, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2020	As of December 31,
	(Unaudited)	2019
British pound	$23,251	$13,988
Chinese yuan	57,943	32,970
Euro	209,385	130,122
Hungarian forint	89,962	95,228
Japanese yen	83,503	53,527
Korean won	26,918	24,728
Malaysian ringgit	41,681	32,725
Total forward contracts notional amount	$532,643	$383,288

The contracts in the foregoing table had contractual maturities of 36 months or less at September 30, 2020 and December 31, 2019.

At September 30, 2020, we expect to reclassify $0.6 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.4 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $1.0 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2020. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

The gains and losses recognized in earnings due to hedge ineffectiveness were not material for each of the nine months ended September 30, 2020 and 2019 and are included as a component of net income under the line item “Other (expense) income.”

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of September 30, 2020 and December 31, 2019, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $87 million and $41 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively.

	Asset Derivatives
	September 30, 2020		December 31, 2019
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,314	Prepaid expenses and other current assets	$7,039

Foreign exchange contracts - LT forwards	Other long-term assets	2,639	Other long-term assets	970
Total derivatives designated as hedging instruments		$4,953		$8,009

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$411	Prepaid expenses and other current assets	$200
Total derivatives not designated as hedging instruments		$411		$200

Total derivatives		$5,364		$8,209

	Liability Derivatives
	September 30, 2020		December 31, 2019
(In thousands)	(Unaudited)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(5,305)	Other current liabilities	$(2,089)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(4,230)	Other long-term liabilities	(351)
Total derivatives designated as hedging instruments		$(9,535)		$(2,440)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(1,241)	Other current liabilities	$(432)
Total derivatives not designated as hedging instruments		$(1,241)		$(432)

Total derivatives		$(10,776)		$(2,872)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended September 30, 2020 and 2019, respectively:

September 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(12,524)	Net sales	$334

Foreign exchange contracts - forwards	1,849	Cost of sales	(448)

Foreign exchange contracts - forwards	1,144	Operating expenses	(266)
Total	$(9,531)		$(380)

September 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$6,736	Net sales	$3,291

Foreign exchange contracts - forwards	(2,946)	Cost of sales	(176)

Foreign exchange contracts - forwards	(2,163)	Operating expenses	(112)
Total	$1,627		$3,003

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2020	September 30, 2019
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense (income)	$(267)	287

Total		$(267)	$287

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2020 and 2019, respectively:

September 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(6,800)	Net sales	$5,594

Foreign exchange contracts - forwards	(1,898)	Cost of sales	(1,817)

Foreign exchange contracts - forwards	(1,430)	Operating expenses	(1,348)
Total	(10,128)		$2,429

September 30, 2019
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$7,186	Net sales	$7,687

Foreign exchange contracts - forwards	(3,386)	Cost of sales	(217)

Foreign exchange contracts - forwards	(2,441)	Operating expenses	(158)
Total	$1,359		$7,312

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2020	September 30, 2019
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other income (expense)	$(163)	(82)
Total		$(163)	$(82)

໿
Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2020	December 31,
(In thousands)	(Unaudited)	2019

Raw materials	$110,773	$110,078
Work-in-process	12,235	10,613
Finished goods	86,550	79,719
Total	$209,558	$200,410

Note 7 – Intangible assets and goodwill, net

Intangible assets at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
(In thousands)	(Unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$123,483	$(86,096)	$37,387	$132,789	$(76,910)	$55,879
Acquired technology	105,008	(14,726)	90,282	91,900	(87,917)	3,983
Patents	36,531	(26,008)	10,523	35,609	(23,993)	11,616
Other	74,671	(29,796)	44,875	44,490	(31,885)	12,605
Total	$339,693	$(156,626)	$183,067	$304,788	$(220,705)	$84,083

Software development costs capitalized for the three months ended September 30, 2020 and 2019 were $(0.2) million and $2.8 million, respectively, and related amortization expense was $6.9 million and $7.1 million, respectively. For the nine months ended September 30, 2020 and 2019, capitalized software development costs were $3.1 million and $7.5 million, respectively, and related amortization expense was $21.6 million and $20.9 million, respectively. Capitalized software development costs for the three months ended September 30, 2020 and 2019 included costs related to stock-based compensation of $0.1 million and $0.2 million, respectively. For each of the nine months ended September 30, 2020 and 2019, capitalized software development costs included costs related to stock-based compensation of $0.3 million. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from three to eight years. Patents are amortized using the straight-line method over their estimated period of benefit, generally 10 to 17 years. Total intangible assets amortization expenses were $14.2 million and $9.2 million for the three months ended September 30, 2020 and 2019, respectively, and $32.9 million and $27.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Goodwill

The carrying amount of goodwill as of September 30, 2020, was as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$262,242
Acquisition	227,280
Foreign currency translation impact	4,800
Divestiture	(7,221)
Balance as of September 30, 2020 (unaudited)	$487,101

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

No impairment of goodwill was identified during the nine months ended September 30, 2020 or the twelve months ended December 31, 2019.

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

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Lease Cost (a)	$4,869	$5,456	$15,941	$16,951
(a) includes variable and short-term lease costs

Maturities of lease liabilities as of September 30, 2020 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2020 (Excluding the nine months ended September 30, 2020)	$7,012
2021	17,340
2022	11,465
2023	8,229
2024	7,062
Thereafter	14,161
Total future minimum lease payments	65,269
Less imputed interest	(11,325)
Total	$53,944
As of September 30, 2020, we have additional operating leases, that have not commenced during the nine months ended September 30, 2020, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $102 million and $86 million at September 30, 2020 and December 31, 2019, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. ("NI Hungary").

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $6.9 million and $6.7 million of unrecognized tax benefits at September 30, 2020 and December 31, 2019, respectively, all of which would affect our effective income tax rate if recognized. We recorded no change in unrecognized tax benefits for the three months ended September 30, 2020, as a result of the tax positions taken during prior periods. As of September 30, 2020, it is reasonably possible that we will recognize tax benefits in the amount of $2.9 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2020, we had approximately $0.8 million accrued for interest related to uncertain tax positions. The tax years 2013 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (11)% and 23% for the three months ended September 30, 2020 and 2019, respectively, and 24% and 18% for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of state income taxes net of federal benefit, nondeductible officer compensation, the net effect of non-permanent investment in foreign jurisdictions, nondeductible acquisition costs and the change in intercompany prepaid tax asset, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, and the deduction for foreign-derived deduction eligible income. For the nine months ended September 30, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of state income taxes net of federal benefit, nondeductible officer compensation, the net effect of non-permanent investment in foreign jurisdictions, nondeductible acquisition costs, the change in intercompany prepaid tax asset and the gain on the sale of our AWR business, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, and the deduction for foreign-derived deduction eligible income. For the three months ended September 30, 2019, our effective tax rate was higher than the U.S. federal statutory rate of 21% as a result of state income taxes, the U.S. tax on global intangible low-taxed income, nondeductible officer compensation, and an adjustment to the one-time transition tax on deferred foreign income, offset by the research and development tax credit, an enhanced deduction for certain research and development expenses, a decrease in unrecognized tax benefits resulting from the closing of open tax years, and the deduction for foreign-derived deduction eligible income. For the nine months ended September 30, 2019, our effective tax rate was lower than the U.S. federal statutory rate of 21% as a result of an enhanced deduction for certain research and development expenses, a decrease in unrecognized tax benefits resulting from the closing of open tax years, the research and development tax credit, excess tax benefits from share-based compensation, a tax benefit from disqualifying dispositions of equity awards that do not ordinarily result in a tax benefit, and the deduction for foreign-derived deduction eligible income, offset by state income taxes, the U.S. tax on global intangible low-taxed income, nondeductible officer compensation, and an adjustment to the one-time transition tax on deferred foreign income.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and income tax benefits of $1.6 million and $4.2 million for the three and nine months ended September 30, 2019, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2020 were approximately $0.2 million and $0.4 million, respectively. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2019 were approximately $1.8 million and $3.1 million, respectively.  The impact of the tax holiday on a per share basis for the three and nine months ended September 30, 2020 was a benefit of $0.01 per share. The impact of the tax holiday on a per share basis for the three and nine months ended September 30, 2019 was a benefit of $0.01 and $0.02 per share, respectively.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the IRS with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2020 and 2019, consisted of the following:

	September 30, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive income (loss)	6,507	(317)	(7,699)	(1,509)
Reclassified from accumulated OCI into income	—	—	(2,429)	(2,429)
Income tax (benefit) expense	—	(45)	(2,223)	(2,268)
Balance as of September 30, 2020	$(19,324)	$(357)	$(3,059)	$(22,740)

	September 30, 2019
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	6,862	$(16,931)
Current-period other comprehensive (loss) income	(9,303)	1,494	8,671	862
Reclassified from accumulated OCI into income	—	—	(7,312)	(7,312)
Income tax (benefit) expense	—	(11)	366	355
Balance as of September 30, 2019	$(31,788)	$197	$7,855	$(23,736)
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

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 2005, 2010, and 2015 Plans as a result of the forfeiture or termination of RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 5,141,465 shares available for grant under the 2020 Plan at September 30, 2020.

Performance-based stock units

During the nine months ended September 30, 2020 and 2019, we granted 144,647 and 92,809 PRSUs, respectively, of performance-based restricted stock units (“PRSUs”) to executive officers pursuant to the 2015 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the nine months ended September 30, 2020, the three-year performance period commenced on January 1, 2020, and will end on December 31, 2022, and for the PRSUs granted during the nine months ended September 30, 2019, the three year performance commenced on January 1, 2019 and will end on December 31, 2021, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs are based on our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. The expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Index over the performance period. The Monte Carlo model is based on random projections of stock-price paths and must be repeated numerous times to achieve a probabilistic assessment. The key assumptions used in valuing these market-based awards are as follows:

	Nine Months Ended
	(unaudited)
	September 30, 2020	September 30, 2019
Number of simulations	100,000	100,000
Expected volatility	27.41%	26.08%
Expected life in years	2.92 years	2.94 years
Risk-free interest rate	1.38%	2.52%
Dividend yield	2.32%	1.96%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $61.00 per share and $57.46 per share in 2020 and 2019, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan. At September 30, 2020, we had 3,321,597 shares of common stock reserved for future issuance under the ESPP. We issued 764,173 shares under this plan in the nine months ended September 30, 2020 and the weighted average purchase price was $32.67 per share. During the nine months ended September 30, 2020, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at September 30, 2020.

Stock repurchases and retirements

From time to time, our Board of Directors has authorized various programs for our repurchase of shares of our common stock depending on market conditions and other factors. Under the current program, during the three months ended September 30, 2020, we repurchased 446,502 shares of our common stock at a weighted average price per share of $34.86 and during the nine months ended September 30, 2020, we repurchased 1,114,701 shares of our common stock at a weighted average price per share of $35.21. Under the current program, during the three months ended September 30, 2019, we repurchased 1,056,078 shares of our common stock at a weighted average price per share of $42.42 and during the nine months ended September 30, 2019, we repurchased 3,205,676 shares of our common stock at a weighted average price per share of $42.79. At September 30, 2020, there were 1,885,299 shares remaining available for repurchase under the stock repurchase program. The stock repurchase program does not have an expiration date.

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

Based on the billing location of the customer, total sales outside the U.S. for the three months ended September 30, 2020 and 2019 were $187 million and $208 million, respectively, and $564 million and $617 million for the nine months ended September 30, 2020 and 2019, respectively. Total property and equipment, net, outside the U.S. was $135 million as of September 30, 2020 and $130 million as of December 31, 2019. Revenues and long-lived assets attributable to each individual foreign country outside of the U.S. were not material.

Note 13 – Debt

On June 12, 2020, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders"), and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (“Administrative Agent”), with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners. The Credit Agreement amends and restates in its entirety and refinances our previous loan agreement, dated as of May 9, 2013, with Wells Fargo Bank, National Association, which was amended on April 16, 2020 as well as on October 29, 2015 and April 27, 2018 (the “Loan Agreement”). The Credit Agreement was subsequently amended on October 30, 2020 as further described in Note 18 – Subsequent Events of Notes to Consolidated Financial Statements.

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

The Credit Agreement requires that certain of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) will enter into a guaranty agreement (“Guaranty”) in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. In connection with the Credit Agreement and Guaranty, we, along with the Subsidiary Guarantors and the Administrative Agent have entered into a Collateral Agreement (“Collateral Agreement”) pursuant to which we and each Subsidiary Guarantor have granted a lien on substantially all of our assets to secure their obligations under the Credit Agreement and the Guaranty.

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

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of September 30, 2020 and December 31, 2019, respectively (unaudited, in thousands):

	September 30,	December 31,
	2020	2019
Secured
2020 term loan (effective interest rate of 3.0%)	$69,125	$—
2020 revolving loan facility (effective interest rate of 3.0%)	20,000	—
Total Debt	89,125	—
Less: Unamortized debt issuance costs	(1,336)	—
Less: Current Portion of Total Debt	(3,500)	—
Total Debt, non-current	$84,289	$—

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2020	2019
Balance at the beginning of the period	$2,561	$3,173
Accruals for warranties issued during the period	1,824	1,665
Accruals related to pre-existing warranties	405	(441)
Settlements made (in cash or in kind) during the period	(2,088)	(1,899)
Balance at the end of the period	$2,702	$2,498

As of September 30, 2020, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.2 million over the next twelve months.

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

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Cost of sales	$(13)	—	$7	—
Research and development	38	34	4,716	690
Sales and marketing	512	2,993	8,055	7,958
General and administrative	121	990	683	2,512
Total restructuring and other related costs	$658	4,017	$13,461	11,160

A summary of balance sheet activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2019	$9,527
Income statement expense	13,461
Cash payments	(19,651)
Balance as of September 30, 2020	$3,337
The liability of $3.3 million at September 30, 2020  relating  to  our restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Acquisitions

Acquisition of OptimalPlus

On July 2, 2020, we completed the acquisition of Optimal Plus Ltd. (“OptimalPlus”), a global leader in data analytics software for the semiconductor, automotive and electronics industries that is based in Israel. As a result of acquiring 100% of the outstanding share capital of OptimalPlus, OptimalPlus became our wholly-owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of OptimalPlus have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

The acquisition was funded primarily by cash on hand in addition to $70 million drawn under our term loan facility on June 30, 2020. See Note 13 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the nine months ended September 30, 2020, we expensed $7 million of transaction costs in connection with the acquisition of OptimalPlus, which are included in selling, general and administrative expenses.

At the acquisition date, total consideration transferred was approximately $353 million, inclusive of $18 million in cash acquired. Additionally, unvested in-the-money share options of certain OptimalPlus employees were exchanged into the right to receive deferred cash consideration in accordance with the terms of the share purchase agreement. Approximately $12 million of deferred cash consideration was allocated to post-combination expense and is not included in the total consideration transferred. The deferred cash consideration is subject to the original vesting schedule of the corresponding unvested options that were replaced and the amounts will be recognized as compensation expense over the remaining service period.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our software-defined automated test and measurement platform. As a result of the structure of the transaction, the balance of goodwill is deductible in the U.S. over 15 years for income tax purposes.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of OptimalPlus (in thousands):

July 2, 2020
Consideration Transferred	352,642

Cash	17,661
Intangible assets	127,600
Goodwill	227,280
Contract assets	15,454
Deferred revenue	(7,341)
Accounts receivable	4,927
Other assets and liabilities	(2,545)
Deferred tax liabilities	(30,394)
Net assets acquired	352,642

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations.

Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuation would result in a corresponding increase in the amount of goodwill acquired.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives, for identifiable intangible assets acquired (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	30,100	5
Developed technology	81,400	6
In-process research and development (IPR&D)	10,200	6
Other intangibles	5,900	3-5
Total	127,600

Developed technology and IPR&D relate to software platforms for data analytics in the semiconductor, automotive, and electronic industries that combine machine-learning with a global data infrastructure to provide real-time product analytics and extract insights from data across the entire supply chain. We valued the developed technology and IPR&D using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each technology, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. Customer relationships were valued using the with-and-without-method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined by evaluating many factors, including the useful life of other intangible assets, the length of time remaining on the acquired contracts and the historical customer turnover rates.

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested stock options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the nine months ended September 30, 2019, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income.

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)	(unaudited)		(unaudited)
Net sales	$309,142	$348,401	$929,381	$1,009,102
Net income	$4,907	$42,522	$123,766	$65,796

Note 18 – Subsequent events

Dividends

On October 28, 2020, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on December 7, 2020, to stockholders of record on November 16, 2020.

Credit Agreement

On October 30, 2020, we amended our existing Credit Agreement to (i) increase the revolving line of credit from $75 million to $115 million, (ii) refinance the existing $70 million term loan with a new $100 million term loan, (iii) increase our ability to borrow additional funds by amending the incremental facilities limit to $100 million plus an unlimited amount, so long as after giving effect to the incurrence of such incremental increases, on a pro forma basis, the consolidated total leverage ratio does not exceed 2.25 to 1.00, (iv) reduce the applicable margin for LIBOR loans to a range of 1.50% to 2.00% and the applicable margin for base rate loans to a range of 0.50% to 1.00%, in each case based on our consolidated total leverage ratio, and remove the LIBOR floor, (v) amend the revolving credit commitment fee of 0.375% to 0.500% per annum to 0.250% to 0.375% per annum, determined based upon our consolidated total leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears, (vi) extend the maturity date of both the revolving line of credit and term loan from June 12, 2023 to June 12, 2024 (the “Maturity Date”), and (vi) provide that the term loan shall be paid after the effective date for the Amendment in quarterly installments equal to 1.25% of the original principal amount and shall be paid in full, with accrued interest, on the Maturity Date.

Restructuring

On October 29, 2020, we announced a workforce reduction plan (the “Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The Plan is expected to result in reductions to our worldwide headcount of approximately 9% over the next 9-12 months. In connection with the Plan, we currently estimate that we will incur pre-tax charges of approximately $22 million to $28 million, consisting primarily of cash termination benefits and other employee-related costs that will be paid over the next 9-12 months. We expect that the majority of these charges will be recognized during the fourth quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or “National Instruments”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “strive to,” “seek to,” “are encouraged by,” “estimate”, "focus on", "remaining committed to"; statements of “goals” or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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

We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. It has been our experience that the performance of these industries and our performance are impacted by general trends in industrial production for the global economy and by the specific performance of certain customers in these industries that are intensive consumers of measurement technologies. Examples of these types of customers include semiconductor, transportation, and aerospace, defense and government ("ADG").

Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 58% of our net sales during the three months ended September 30, 2020 and 2019, and approximately 59% and 60% of our net sales during the nine months ended September 30, 2020 and 2019, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

The COVID-19 outbreak has resulted in the implementation of significant governmental measures designed to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work-remote conditions in many of the locations where we have offices. To support the health and well-being of our employees, customers, and communities, those employees who do not have critical in-person functions have had the option to work remotely since the first quarter of 2020 and many of our employees continue to do so as of the date of this filing. In addition, many of our customers and suppliers are working remotely, which may delay the timing of some orders and deliveries expected in the fourth quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our results of operations for the three and nine months ended September 30, 2020. We are currently assessing the future implications of these provisions within the CARES Act on our consolidated financial statements, but do not expect the impact to be material to our results of operations.

  The scope and nature of the impact of the COVID-19 pandemic continues to evolve each day. While we do not know and cannot quantify the specific impact on our results of operations, we will likely continue to be negatively affected if we encounter manufacturing or supply chain problems, further reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, further volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other related ramifications of the pandemic.

Current Business Outlook

We currently expect that revenue for the fourth quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of continuing macroeconomic weakness and challenges related to the COVID-19 pandemic. For example, the pandemic has adversely impacted our customers’ ability to manufacture their products, and has further adversely impacted demand for our customers' products, either of which could further reduce our customers' demand for our products or services. We also expect recent trade regulations and geopolitical uncertainly to negatively impact demand for our products in the fourth quarter of 2020. While we remain cautious due to continuing uncertainty, we are also optimistic about our position to capture long-term growth opportunities as we continue to enhance our offerings in key focus areas such as semiconductor design-to-test and vehicle electrification.

Many of the industries we serve have historically been cyclical and have experienced periodic downturns. In assessing our business, we consider the trends in various indices, such as the Global Purchasing Managers’ Index (“PMI”), global industrial production as well as industry reports on the specific vertical industries that we target. Historically, our business cycles have generally followed the expansion and contraction cycles in the global industrial economy as measured by the Global PMI. Although the Global PMI indicated sequential expansion in the industrial economy during the third quarter of 2020, global GDP remains in a year over year decline. We are unable to predict whether the industrial economy, as measured by the PMI, will strengthen or contract during the remainder of 2020. However, we expect headwinds related to the COVID-19 outbreak to continue over the next few quarters.

Prior to COVID-19, we had taken steps to improve efficiencies and rebalance our resources on activities that we believe will generate a higher return. These steps involved, among other things, reduction in our overall employee headcount and optimization of our organizational structure. We believe these pre-COVID-19 efforts have enhanced our financial and structural position to navigate the current challenging times. Additionally, we are currently focusing on proactively managing expenses intended to help us maintain strength in our balance sheet and improve our financial position. During the fourth quarter of 2020, we began implementing additional measures expected to result in reductions to our headcount of approximately 9% over the next 9-12 months. We believe these measures will allow us to accelerate our growth strategy and achieve our long-term financial goals. We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate.

Additionally, during the third quarter of 2020, the U.S dollar depreciated against most of the major currencies in the markets where we do business. In the markets where we have our largest exposure to foreign currency, the Eurozone and China, the U.S. dollar depreciated against the Euro and Chinese yuan by approximately 4% each. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and nine month periods ended September 30, 2020. We have hedging programs in place to help mitigate the risks associated with foreign currency exchange rate fluctuations. However, there can be no assurance such hedges will offset more than a portion of the financial impact resulting from movements in the foreign currency markets in which we do business. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for additional details concerning hedging programs).

During the three and nine months ended September 30, 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. As of the date of this filing, the U.S. dollar index, as tracked by the St. Louis Federal Reserve is lower than its ten-year high by approximately 9%, but remains higher than its ten-year average by approximately 11%. See “Results of Operations” below for additional discussion on the impact of foreign exchange rates on our business for the three and nine months ended September 30, 2020. See “Our Revenues are Subject to Seasonal Variations” under “Risk Factors” for additional discussion of potential fluctuations in our net sales.

Acquisitions and divestitures

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

On July 2, 2020, we completed the acquisition of OptimalPlus. Total proceeds used to acquire the business and replace certain unvested share options consisted of approximately $365 million in cash, inclusive of $18 million in cash acquired, subject to final working capital adjustments. (See Note 1 - Basis of presentation and Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional details concerning this acquisition.)

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Net sales:
Americas	41.2%	42.0%	40.7%	40.0%
EMEA	25.5	26.4	26.1	27.8
APAC	33.3	31.6	33.2	32.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	29.9	25.2	28.5	24.9
Gross profit	70.1	74.8	71.5	75.1
Operating expenses:
Sales and marketing	35.6	33.5	36.0	35.7
Research and development	23.0	19.6	22.5	20.4
General and administrative	12.1	10.5	10.1	9.4
Total operating expenses	70.8	63.5	68.6	65.5
Gain on sale of business/asset	—	7.9	17.4	2.7
Operating (loss) income	(0.7)	19.1	20.3	12.3
Other (expense) income	(0.6)%	0.7%	(0.3)%	0.5%
Income before income taxes	(1.3)	19.8	20.0	12.8
Provision for income taxes	0.2	4.6	4.9	2.3
Net (loss) income	(1.5)%	15.2%	15.1%	10.5%
  Figures may not sum due to rounding.

Net Sales.  The following table sets forth our net sales for the three and nine months ended September 30, 2020 and 2019 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Product sales	$269.7	$305.2	(35.6)	(12)%	$809.9	$882.7	(72.9)	(8)%
Software maintenance sales	38.5	35.2	3.3	9%	108.9	103.0	5.9	6%
Total net sales	$308.1	$340.4	(32.3)	(9)%	$918.8	$985.7	(66.9)	(7)%
Figures may not sum due to rounding.

The divestiture of our AWR business in January 2020 reduced our net sales by approximately 2% during each of the three and nine months ended September 30, 2020, compared to the same periods in 2019. The effect of changes in foreign currency exchange rates further reduced net sales by approximately 1% during the same periods. The increases in software maintenance for the three and nine months ended September 30, 2020 were primarily attributable to renewals of our enterprise-wide software agreements and for the three months ended September 30, 2020, our recently acquired OptimalPlus business.

The remaining decreases in our net sales during the three and nine months ended September 30, 2020 were driven by weaker demand, particularly during the third quarter of 2020, primarily attributable to the ongoing COVID-19 pandemic. On a global basis, we saw significant weakness in orders from our transportation customers and some of our broad-based industrial portfolio offerings, which was partially offset by increased demand for system-level offerings from our ADG customers.

Orders with a value greater than $20,000 decreased by 4% year over year during each of the three months ended September 30, 2020, and 2019. Orders with a value less than $20,000 decreased by 11% year over year during the three months ended September 30, 2020, compared to the year over year decrease of 6% in the three months ended September 30, 2019. Orders with a value greater than $20,000 increased by 1% year over year during the nine months ended September 30, 2020, and 2019. Orders with a value less than $20,000 decreased by 14% year over year compared to the year over year decrease of 6% in the nine months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, orders with a value greater than $20,000 were 62% and 60% of our total orders, respectively, and for the nine months ended September 30, 2020 and 2019, these orders were 62% and 59% of our total orders, respectively. Orders with a value greater than $20,000, particularly those orders with a value greater than $100,000, are subject to greater discount variability and are therefore more volatile compared to our other orders.

The following table sets forth our net sales by geographic region for the three and nine months ended September 30, 2020 and 2019 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Americas	$127.0	$143.1	(16.1)	(11)%	$373.8	$394.7	(20.9)	(5)%
Percentage of total net sales	41.2%	42.0%			40.7%	40.0%

EMEA	78.5	$89.7	(11.2)	(12)%	239.9	274.1	(34.1)	(12)%
Percentage of total net sales	25.5%	26.4%			26.1%	27.8%

APAC	$102.5	$107.6	(5.1)	(5)%	305.1	317.0	(11.9)	(4)%
Percentage of total net sales	33.3%	31.6%			33.2%	32.2%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations and to continue to increase the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and nine months ended September 30, 2020).

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended September 30, 2020
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$143.1	(15.8)	(11.0)%	(0.3)	(0.2)%	$127.0
EMEA	$89.7	(11.5)	(12.8)%	0.3	0.3%	$78.5
APAC	$107.6	(3.1)	(2.9)%	(1.9)	(1.8)%	$102.5
Total net sales	$340.4	(30.4)	(8.9)%	(2.0)	(0.7)%	$308.1

	Nine Months Ended September 30, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months Ended September 30, 2020
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$394.7	(20.1)	(5.1)%	(0.8)	(0.2)%	$373.8
EMEA	$274.1	(31.4)	(11.5)%	(2.7)	(1.0)%	$239.9
APAC	$317.0	(6.2)	(2.0)%	(5.7)	(1.8)%	$305.1
Total net sales	$985.7	(57.7)	(5.9)%	(9.2)	(1.0)%	$918.8
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we maintain a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2020 and 2019, these hedges had the effect of increasing our net sales by $0.3 million and increasing our net sales by $3.3 million, respectively. During the nine months ended September 30, 2020 and 2019, these hedges had the effect of increasing our net sales by $5.6 million and increasing our net sales by $7.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2020 and 2019).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2020 and 2019 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2020	2019	2020	2019

Gross Profit	$215.9	$254.5	$656.9	$740.0
% change compared with prior period	(15.2)%		(11.2)%
Gross Profit as a percentage of net sales	70.1%	74.8%	71.5%	75.1%

The decreases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Nine Months Ended
	(Unaudited)	(Unaudited)
September 30, 2019	74.8%	75.1%
Impact of acquisition-related intangible amortization, fair value adjustments and sales mix related to OptimalPlus	(1.7)%	(0.5)%
Changes in sales mix related to recently divested AWR business (included in comparative period)	(0.6)%	(0.6)%
Changes in sales mix related to service cost reallocation	(0.9)%	(0.9)%
Increase in outbound freight and other logistics costs due to COVID-19 pandemic	(0.7)%	(0.8)%
Changes in foreign currency exchange rates	(0.2)%	(0.3)%
Other product material variances and reserves	(0.6)%	(0.5)%
September 30, 2020	70.1%	71.5%

The operational changes in our services cost structure are the result of a strategic focus on further monetization of some of our services offerings. Consequently, certain amounts presented within operating expenses as "Sales and Marketing" in comparative periods are now included within our "Cost of sales" line items. These changes did not have an impact on our operating income or net income during the periods presented.

For the three months ended September 30, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $0.3 million and $0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $2.1 million and $3.6 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $0.4 million and $0.2 million, respectively. During the nine months ended September 30, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $1.8 million and $0.2 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2020 and 2019).

We do not typically maintain a large amount of order backlog as orders typically translate to sales quickly. As such, any weakness in orders typically has a pronounced impact on our net sales in the short term.

Operating Expenses. The following table sets forth our operating expenses for the three and nine months ended September 30, 2020 and 2019, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2020	2019	Change	2020	2019	Change

Sales and marketing	$109,774	$113,922	(4)%	$330,939	$352,340	(6)%
Percentage of total net sales	36%	33%		36%	36%

Research and development	$70,802	$66,558	6%	$206,648	$200,981	3%
Percentage of total net sales	23%	20%		22%	20%

General and administrative	$37,431	$35,711	5%	$92,980	$92,639	—%
Percentage of total net sales	12%	10%		10%	9%

Total operating expenses	$218,007	$216,191	1%	$630,567	$645,960	(2)%
Percentage of total net sales	71%	64%		69%	66%

The year over year increase of $2 million in our operating expenses during the three months ended September 30, 2020 was primarily related to the following:

•$16 million increase attributable to acquisition-related transaction and integration costs, compensation expense related to unvested options acquired and replaced with cash-settled awards that will be recognized as post-combination expense over the remaining service period, amortization of acquisition-related intangibles, and higher operating costs related to our recently acquired OptimalPlus business, which were partially offset by a reduction in operating costs related to the divestment of our AWR business.
•$3 million increase related to lower software development costs eligible for capitalization;
•$1 million increase in non-acquisition personnel costs, primarily attributable to higher salaries and additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards), partially offset by reductions in benefit costs due to lower headcount, and reduced severance costs;
•$(8) million decrease in travel and event related expenses related to the travel restrictions from COVID-19;
•$(7) million decrease related to a large charitable contribution made during the same period in 2019; and
•$(3) million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”

The year over year decrease of $15 million in our operating expenses during the nine months ended September 30, 2020 was primarily related to the following:

•$(23) million decrease in travel and event related expenses related to the travel restrictions from COVID-19;
•$(9) million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”;
•$(7) million decrease related to a large charitable contribution made during the same period in 2019;
•$(1) million decrease related to the effect of changes in foreign currency exchange rates;
•$13 million increase in non-acquisition related personnel costs, primarily attributable to higher salaries and additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards) and higher severance costs, partially offset by lower benefits related to lower headcount;
•$7 million increase related to transaction and integration costs, compensation expense related to unvested options acquired that were replaced with cash-settled awards and accounted for as post-combination expense over the remaining service period, amortization of acquisition-related intangibles, and lower operating costs related to our recently divested AWR business that were partially offset by operating costs of our recently acquired OptimalPlus business; and
•$4 million increase related to lower software development costs eligible for capitalization

Gain on sale of business/asset. On January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $160 million. On August 29, 2019, we sold an office building and property located in Austin, Texas and recognized a gain on the sale of $27 million. These amounts are presented as "Gain on sales of business/asset" in our Consolidated Statements of Income.

Operating (Loss) Income.  For the three months ended September 30, 2020 and 2019, operating (loss) income was $(2) million and $65 million. As a percentage of net sales, operating (loss) income was (0.7)% and 19.1% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, operating income was $186 million and $121 million, respectively. The decrease in operating income in absolute dollars for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The increase in operating income in absolute dollars for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary, partially offset by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

• Interest Income. For the three months ended September 30, 2020 and 2019, interest income was $0.4 million and $1.9 million, respectively. For the nine months ended September 30, 2020 and 2019, interest income was $3.7 million and $6.2 million, respectively. In response to the negative economic impact of COVID-19, the Federal Reserve took aggressive action to cut the Federal Funds Rate to a target range of zero to 0.25%. We expect this to result in lower yields on our cash, cash equivalents and short-term investments and to have a negative impact on our interest income for the remainder of 2020.

• Interest Expense. For the three and nine months ended September 30, 2020, interest expense was approximately $1 million due to borrowings outstanding under our Credit Agreement. Refer to Note 13 - Debt and Note 18 - Subsequent events for additional information regarding the terms of our Credit Agreement and related borrowings.

•Net Foreign Exchange Gain/Loss. For the three months ended September 30, 2020 and 2019, net foreign exchange loss was $0.7 million and $0.4 million, respectively. During the nine months ended September 30, 2020 and 2019, net foreign exchange loss was $2.0 million and $1.6 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. For the first nine months of 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. In the past, we have noted that volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and nine months ended September 30, 2020.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” Our hedging strategy increased our foreign exchange loss by $0.3 million and decreased our foreign exchange loss by $0.3 million in the three months ended September 30, 2020 and September 30, 2019, respectively. Our hedging strategy increased our foreign exchange loss by $0.2 million and increased our foreign exchange loss by $0.1 million in the nine months ended September 30, 2020 and 2019, respectively.  (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended September 30, 2020 and 2019, our provision for income taxes reflected an effective tax rate of (11)% and 23%, respectively. For the nine months ended September 30, 2020 and 2019, our provision for income taxes reflected an effective tax rate of 24% and 18%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2019	23%	18%
Foreign taxes greater than federal statutory rate	(29)	8
Global intangible low-taxed income inclusion ("GILTI")	(6)	(1)
Foreign-derived intangible income deduction	(10)	(6)
Nondeductible officer compensation	2	2
Change in unrecognized tax benefits	—	2
Employee share-based compensation	6	5
Research and development tax credit	(1)	(4)
State income taxes, net of federal benefit	3	1
Change in intercompany prepaid tax asset	1	1
Gain on sale of AWR business	—	(5)
Transition tax on deferred foreign income	(4)	(2)
Nondeductible acquisition costs	5	5
Capital gain on asset sale	(1)	—
Effective tax rate at September 30, 2020	(11)%	24%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition-related intangibles, acquisition-related transaction costs and fair value adjustments, restructuring charges, gain on sale of business, and capitalization and amortization of internally developed software costs that were recorded in the line items indicated below (in thousands).
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Stock-based compensation
Cost of sales	$1,051	$904	$2,787	$2,587
Sales and marketing	5,184	5,231	16,826	14,745
Research and development	4,692	4,099	12,640	12,029
General and administrative	4,293	3,158	10,301	8,693
Provision for income taxes	(3,854)	(2,128)	(8,260)	(7,904)
Total	$11,366	$11,264	$34,294	$30,150

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Amortization of acquisition-related intangibles
Revenue	$1,299	$—	$1,299	$—
Cost of sales	$4,198	$833	$5,579	$2,525
Sales and marketing	2,334	492	3,300	1,485
Research and development	28	28	84	84
Other income, net	121	124	363	285
Provision for income taxes	(1,658)	(190)	(1,948)	(576)
Total	$6,322	$1,287	$8,677	$3,803
໿

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$(13)	$—	$7	$—
Sales and marketing	1,158	2,993	8,771	8,290
Research and development	374	244	5,190	899
General and administrative	10,210	7,998	12,595	9,525
Gain on sale of business	—	(26,842)	(159,753)	(26,842)
Other (income) expense, net	270	—	397	—
Provision for income taxes	(712)	3,090	33,965	1,240
Total	$11,287	$(12,517)	$(98,828)	$(6,888)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Capitalization and amortization of internally developed software costs
Cost of sales	$6,769	$6,954	$20,995	$20,073
Research and development	302	(2,682)	(2,794)	(7,179)
Provision for income taxes	(1,485)	(897)	(3,822)	(2,708)
Total	$5,586	$3,375	$14,379	$10,186

Liquidity and Capital Resources

Overview

At September 30, 2020, we had $290 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar with the exception of $5 million U.S. dollar equivalent of corporate bonds that are denominated in Euro. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of September 30, 2020 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$77.8	$119.5	$197.3
	39%	61%
Short-term investments	$68.8	$24.1	$92.9
	74%	26%
Total cash, cash equivalents and short-term investments	$146.6	$143.6	$290.2
	51%	49%
The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2020	December 31,	Increase/
(In thousands)	(unaudited)	2019	(Decrease)

Working capital	$456,513	$641,235	$(184,722)
Cash and cash equivalents (1)	197,319	194,616	2,703
Short-term investments (1)	92,853	237,983	(145,130)
Total cash, cash equivalents and short-term investments	$290,172	$432,599	$(142,427)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents and marketable securities, as well as the cash flows generated from our operations and available borrowing capacity under our Credit Agreement.

The primary driver of the net decrease in working capital between December 31, 2019 and September 30, 2020 was the $142 million decrease in total cash, cash equivalents, and short-term investments primarily due to our OptimalPlus acquisition partially offset by the divestiture of our AWR business. Additionally, other changes in working capital were related to:

◦Accounts receivable, net decreased by $34 million. The decrease in accounts receivable is primarily related to variations in our quarterly net sales.

◦Inventory increased by $9 million to $210 million at September 30, 2020, from $200 million at December 31, 2019. Inventory turns on a trailing twelve month basis were 1.5 at each of September 30, 2020 and December 31, 2019, respectively. The increase in inventory was primarily attributable to lower sales than anticipated during the first nine months of 2020.

◦The current portion of deferred revenue decreased by $15 million, which was primarily related to the divestment of our AWR business and lower sales during the trailing twelve months, partially offset by the fair value of deferred revenue acquired from OptimalPlus.

◦Accrued compensation increased by $6 million which was primarily related to estimated payments under our annual incentive plan.

◦Other current liabilities increased by $30 million which was primarily related to the timing of certain tax payments.

◦Other taxes payable increased by $1 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2020	2019
Cash provided by operating activities	$108,784	$149,345
Cash (used in) provided by investing activities	(77,374)	26,300
Cash used in financing activities	(29,024)	(210,431)
Effect of exchange rate changes on cash	317	(1,827)
Net change in cash and cash equivalents	2,703	(36,613)
Cash and cash equivalents at beginning of year	194,616	259,386
Cash and cash equivalents at end of period	$197,319	$222,773

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the nine months ended September 30, 2020 decreased by $41 million compared to the same period in 2019. This was primarily related to an $86 million decrease in net income adjusted for certain items, including stock-based compensation, depreciation and amortization, and gain on sale of assets/businesses, which was partially offset by favorable changes in cash provided by operating assets and liabilities of $45 million that were primarily related to the following:

•The aggregate of accounts receivable, inventory and accounts payable provided net cash of $19 million during the nine months ended September 30, 2020 compared to net cash provided of $10 million in the comparable period in 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

◦The aggregate of income taxes payable and other indirect taxes provided net operating cash of $27 million during the nine months ended September 30, 2020 compared to net cash used of $9 million in the comparable period in 2019. The year over year change is primarily attributable to the timing of payments of federal income taxes, payroll taxes, and other indirect taxes.
◦The aggregate of accrued compensation, prepaid assets, deferred revenue and other assets and liabilities used net operating cash of $19 million during the nine months ended September 30, 2020 compared to net cash used of $19 million in the comparable period in 2019.

Investing Activities

Cash used by investing activities for the nine months ended September 30, 2020 increased by $104 million compared to the cash provided by investing activities for the same period in 2019. This was primarily attributable to $335 million used to acquire OptimalPlus in July 2020, which was partially offset by a $6 million decrease in cash outflows related to equity method investments, a $128 million increase in proceeds received from the sale of divested business and disposal of assets, an $82 million increase in proceeds from the net sales of short-term investments, and a $15 million decrease in cash outflows related to capital expenditures and internally developed software costs eligible for capitalization, compared to the same period in 2019. The net sale of short-term investments was primarily driven by funding needs for our acquisition of OptimalPlus and stock repurchase activities during 2020.

Financing Activities

Cash used in financing activities decreased by $181 million for the nine months ended September 30, 2020 compared to the same period in 2019. This was primarily related to an $88 million increase in proceeds received under our term loan and revolving loan facilities, net of issuance costs and repayments, and a $98 million decrease in cash used to repurchase our common stock, partially offset by an increase of $3 million related to our quarterly dividends. (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At September 30, 2020, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of September 30, 2020.

Below are the payments due by period for our debt outstanding as of September 30, 2020:

	Payments due by period
(In thousands)	Total	2020	2021	2022	2023	2024	Beyond
Term Loan	$69,125	875	3,500	3,500	61,250
Revolving Loan	$20,000	—	—	—	20,000	—	—

Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our secured term loan and secured revolving loan facilities. As of September 30, 2020, we had $55 million in available borrowing capacity under the revolving loan facility. Subject to the terms and conditions of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loan or revolving commitments of up to $105 million in the aggregate. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement. Refer to Note 18 - Subsequent Events of Notes to Consolidated Financial Statements for additional discussion on changes to the terms of our Credit Agreement during the fourth quarter of 2020.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. The Tax Cuts and Jobs Act allows us to continue to repatriate our foreign cash for domestic needs without additional taxation. We may seek to pursue additional financing or to raise additional funds by seeking an increase in our borrowing capacity under our Credit Agreement, as amended, or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
•repurchases of our common stock;
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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and the material changes during the nine months ended September 30, 2020 to this information reported in our Form 10-K are described below.

Interest Expense Risk

Our borrowings under our term loan and revolving loan facilities bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by less than $1 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The disruptions to our operations caused by COVID-19 may result in further inefficiencies, delays and additional costs in our product development, sales, marketing, manufacturing and support operations that we cannot fully mitigate through remote or other alternative work arrangements. In addition, many of our customers are working remotely, which has delayed and may further to delay the timing of some orders and deliveries expected in the fourth quarter of 2020 and beyond. Although our manufacturing sites continue to remain in operation, we have adapted certain processes in response to government measures, employee welfare concerns and the impact of COVID-19 on our global demand and supply chain. Our manufacturing operations may be adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, supply chain disruptions, quarantines and health and availability of essential onsite personnel. For example, the uncertain duration and severity of the pandemic, as well as the possibility of additional spikes in infection rates or local outbreaks of the virus, especially where our manufacturing hubs are located, could lead to shutdowns of our operations or restrictions on our ability to access our facilities, which could have an adverse effect on our ability to fulfill orders and our results in the fourth quarter of 2020 and beyond.

We currently expect that revenue for the fourth quarter of 2020 will be lower than initially anticipated at the beginning of 2020 as a result of continuing economic weakness and challenges related to obtaining and fulfilling orders due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, the pandemic may adversely impact our customers’ ability to manufacture their products, and may further adversely impact demand for our customers' products, either of which could further reduce our customers' demand for our products or services. Furthermore, certain customer facilities may continue to be unavailable to receive our products.

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

In addition to the above risks, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our Form 10-K. These include, but are not limited to, the following:

•Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations. A protracted economic slowdown or slower than expected recovery could continue to negatively affect the financial condition of our customers, which may result in additional delays in payment and decreased sales, or an increase in bankruptcies or insolvencies.

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

As part of our business strategy, we pursue selective acquisitions, as well as joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products. Achieving the anticipated benefits of an acquisition or other strategic transaction depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. For example, on July 2, 2020, we acquired OptimalPlus, an Israeli-based software company. The successful integration of this acquisition, as well as potential future acquisitions, depends on a variety of factors, including but not limited to:

•the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company,
•the scalability of production, manufacturing and marketing of products of a newly acquired company to broader adjacent markets;
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

We currently have outstanding debt as well as additional borrowing capacity available under a term loan and revolving credit facility. As we have recently done, we may borrow additional amounts in the future (which borrowing would be subject to lender approval) and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

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

Our current revolving credit facility and term loan facility, as amended, impose restrictions on us, including restrictions on our ability to create liens on our assets, the ability of our subsidiaries to incur indebtedness, the ability to make certain investments, consummate certain asset sales, or engage in certain transactions, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

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

Our recently announced restructuring activities will result in substantial charges and may not be successful, and such activities may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price, and our results of operations and financial condition.

We recently announced a workforce reduction plan intended to accelerate our growth strategy and further optimize our cost structure. The plan is expected to result in reductions to our headcount of approximately 9% over the next 9-12 months. We will incur substantial charges to implement this plan, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. As has been the case with our past restructuring plans, we cannot provide any assurance that we will realize the anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other adverse consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or on our ability to attract and retain highly skilled employees, which may result in weaknesses in our infrastructure and disruption to our operations, which could lead to a number of negative outcomes such as a negative impact on our ability to comply with legal or regulatory requirements, a loss of business opportunities to competitors, delays in or inability to complete our research and development roadmaps, reduced productivity among remaining employees, and other negative outcomes we cannot foresee at this time, all of which could result in a material, adverse impact on our ability to grow revenue and meet our profitability goals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2020 with respect to the shares of our common stock that we repurchased during the third quarter of 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2020 to July 31, 2020	—	$—	—	2,331,801

August 1, 2020 to August 31, 2020	446,502	34.86	446,502	1,885,299

September 1, 2020 to September 30, 2020	—	—	—	1,885,299
Total	446,502	$34.86	446,502	1,885,299
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At September 30, 2020, there were 1,885,299 shares available for repurchase under our repurchase program. This repurchase plan does not have an expiration date.

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

Dated:  November 2, 2020

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)
໿