Form 10-K
period 2020-12-31
NATIONAL INSTRUMENTS CORP
filed 2021-02-23
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[☒]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020 or
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
Large accelerated filer [X] Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2020, was $3,001,133,422 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2020, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 12, 2021, the registrant had outstanding 131,607,055 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 11, 2021 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” “will,” “intend to,” “project,” “anticipate,” “continue,” "strive to," “endeavor to,” "seek to," are committed to,” "remaining committed to,” "focus on,” "are encouraged by," "remain cautious," "remain optimistic," or “estimate,” statements of "goals," “commitments,” "strategy," or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and elsewhere in this Form 10-K, which could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or underlying assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    Our overarching goal, which we call our core strategic vision is to be the leader in software-defined automated test and automated measurement systems. This vision provides a framework to help us achieve our financial goals of profitability and revenue growth by:
•Delivering value that gives our customers a competitive advantage
•Providing a differentiated software-defined platform for automated test and automated measurement systems
•Focusing on industry-specific applications that benefit from our platform's disruptive capabilities
•Enhancing our system-level offerings to more fully meet customers' enterprise wide challenges
In pursuing our vision, we have empowered our team to be deliberate about the market opportunities we pursue to fuel growth by targeting the applications where we believe our systems can provide significant value to our customers. We believe our long-term track record for innovation and our differentiation in the market helps support the success of our customers, employees, community, and stockholders.

People first approach to engineering

    Our philosophy of putting the needs of our customers first and elevating the impact of their creativity and innovation is at the heart of how we do business. We utilize our expertise to partner with talented engineers and enterprises around the world to push the limits of innovation. We believe it is a combination of our people, technology and data that make a difference in helping our customers reach speed, scale and efficiency across the product development cycle.

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

    NI provides a wide variety of software tools for programming automated test and automated measurement applications. This software offering includes:
Programming Environments
•NI LabVIEW - a graphical programming approach that helps visualize every aspect of the application, including hardware configuration, measurement data, and debugging. This visualization makes it simple to integrate measurement hardware from various vendors, represent complex logic on the diagram, develop data analysis algorithms, and design custom engineering user interfaces.
•NI LabWindows/CVI - an ANSI C integrated development environment and engineering toolbox with built-in libraries for measurement, analysis, and engineering UI design.
•NI Measurement Studio - a suite of .NET tools designed for building engineering applications in Microsoft Visual Studio to acquire, analyze, and display measurement data.

Application Software
•NI TestStand - application software targeted for automated test and automated measurement applications in a manufacturing environment.
•NI VeriStand - a ready-to-use software environment for configuring real-time testing applications, including hardware-in-the-loop test systems.
•Flexlogger - application software optimized for quick sensor configuration and data logging of mixed signals to verify electromechanical systems.
•NI InsightCM Enterprise - a software solution with tightly integrated hardware options for monitoring ancillary rotating equipment.

Systems and Data Management
•NI DIAdem - configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze engineering and measurement data.
•NI SystemLink - systems management software that enables the mass coordination of connected devices, software deployments, and data communications throughout a distributed system.

    Over the past few years, we have demonstrated our commitment to software excellence by modernizing our flagship software, LabVIEW, while also expanding our software capabilities in focus areas such as data analytics, through the development of new product offerings and inorganic acquisition activity. As further described below, we acquired OptimalPlus Ltd. ("OptimalPlus") in the third quarter of 2020, expanding our enterprise software capabilities to provide customers with business-critical insights through advanced product analytics across their product development flow and supply chain. OptimalPlus software helps enable customer enhancements in key manufacturing metrics such as yield and efficiency, helps customers improve product quality and reliability, and provides customers with full supply chain visibility.

Modular Hardware

    We provide modular instrumentation that offers our customers the ability to create their own unique programmable, flexible and low-cost solutions. We believe our modular instrument approach enables us to grow our sales in the automated validation and automated production test market by delivering more test coverage and a lower-cost alternative for our customers. We offer two primary hardware form factors, PXI and NI C-series, both with a modular input/output ("I/O") approach in addition to industry standard PCI form factors. The NI PXI modular instrument platform, introduced in 1997, is a standard PC architecture in a rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. PXI combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. The NI C-series platform, used in our CompactRIO and CompactDAQ products, is a rugged, high-performance I/O and processing platform used in a wide variety of data acquisition applications. We believe our C-series data acquisition and control products provide unique value where diverse I/O is needed, and we believe that we can expand our user base through new distributed and rugged products. The NI PXI and C-series platforms include field programmable gate array ("FPGA") technology, providing customers programmable hardware capability that provides high performance and is user-customizable with NI LabVIEW software.
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

We are seeing a similar need for application specific systems in the Transportation industry. With the increase in both the volume and complexity of electrical components in vehicles, NI customers need to increase production test capacity while minimizing costs. The NI ECU Test System (ECUTS) reduces the cost of test by testing multiple engine control units (ECUs) in parallel in the same or similar footprint to traditional test systems. This system is defined by software and built on the NI modular hardware platform which increases flexibility for our customers and protects against rapid requirements changes in the future. In addition, electrification has become a major trend in the automotive industry and battery technology is a major contributor to electric vehicle capabilities such as range, performance, and charging time. Battery technology is also changing rapidly and requires long test cycle times during the development process. The NI Battery Test System (BTS) automates the process of testing battery performance during design validation by providing a system-level starting point for the most common battery cycle tests and is configurable for rapidly adjusting to unique testing requirements in order to accelerate the design process.

Services and Support

    We provide global services and support as part of our commitment to our customers’ success. Our services and support have always played a key role in helping our customers to design, deploy and create. Our services and support team is comprised of highly qualified engineers and experts who help our customers to meet their application needs. Our Integrated Engineering Services offering supports integration of our standard products with custom hardware and software solutions to meet the specific requirements of our customers. Our Methodology Consulting Services offering provides strategic guidance to our customers to assess, design and implement solutions to enhance their processes. With direct operations in approximately 40 countries, NI has local market expertise, on-site services, and technical support to enable customer success.

    Through our ecosystem with an active community of software developers and over 1,000 National Instruments Partners around the world we are able to deliver solutions tailored to customer needs. Our National Instruments Partners have deep knowledge of NI systems and the rich domain expertise to connect the right technologies, strategies, and support based on customers’ business needs.

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

    Calibration. To help our customers’ calibration needs, NI provides calibration solutions, including recalibration services, manual calibration procedures, and automated calibration software. In 2011, the American Association for Laboratory Accreditation accredited NI Calibration Services Austin to one of the highest international calibration standards in the industry, ISO/IEC 17025:2005 (“17025”). We offer 17025 calibration services for original equipment manufacturers ("OEMs") and other organizations seeking to maintain their compliance with governmental, medical, transportation and electronics regulations. The 17025-calibration service offering is designed for companies standardizing their automated test and measurement systems on PXI modular instrumentation, which provides some of the most advanced technology for addressing the latest engineering challenges.

    System Configuration and Deployment: We offer services to provide a fast, easy way to get our customers' new NI systems up and running. Our trained technicians install software and hardware and configure our customers’ PXI, and NI CompactRIO system to their specifications.

Training and Certification

    NI Training Program. NI training helps the customer build the skills to more efficiently develop robust, maintainable applications. We offer fee-based training classes and self-paced online training for many of our software and hardware products. On-site courses are quoted per customer requests and we include on-line course offerings with real-time teachers.

    NI Certification Program. We offer programs to certify programmers and instructors for our products. Our certification program demonstrates our customers have the skills needed to create high-quality applications with NI software.

Markets and Applications

NI invests to enhance our offerings in software connected systems in the semiconductor, transportation and aerospace, defense, and government ("ADG") industries. We are able to leverage the investments in these areas to serve a broad base of diverse customers in the other industries we serve.

◦Semiconductor

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

•Transportation

The automotive industry is evolving to include electrification and advanced driver-assistance systems ("ADAS"). New test challenges and requirements are coming faster than ever before and we believe customers see benefits in NI’s adaptable technologies. Our open and easily upgradable automated test and measurement systems give customers the flexibility to meet their needs when faced with rapidly changing requirements and tight budgets. As vehicles move towards autonomous capability, there is growing need for hardware-in-the loop (HIL) test capability to validate and verify functionality of ADAS systems, which are anticipated to play a central role for autonomous driving. Our HIL offerings allow customers to accelerate test deployment earlier in the development cycle, while minimizing the costs compared to more traditional testing approaches and expanding test scenarios that are performed in lab and simulation. Our platform-based approach provides flexibility and scalability to address rapid changes in requirements and technology.
.
•Aerospace, Defense and Government

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

•Portfolio

For over 40 years, we have enabled engineers to develop and deliver increasingly complex products in every industry we serve. With our adaptive automated measurement technology, we help our customers perform research, validate design quality and thoroughly test their products in production. Our platform’s modular characteristics allow our customers to quickly integrate solutions and also allows us to efficiently define and deliver ready-to-run offerings that meet their application needs even faster. Examples of industries of focus within the portfolio grouping include Electrical Equipment, Electronics, Energy, Life Sciences and Academic.

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

We continue to focus on scale and efficiency in serving our broad base of customers. Our focus to streamline the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This includes investment in ni.com for a better digital experience and significantly expanding the usage of our distributor channel in 2021 and beyond. We believe increasing sales through our indirect channels will allow us to maintain and expand our presence within certain markets while also creating more opportunities for our direct sales force to support proactive engagement with our larger accounts where we can deliver value through our application-specific system offerings that leverage our platform.

    We have sales and support offices in approximately 40 countries. Sales outside of the U.S. accounted for approximately 63% of our revenues in each of the last three years. We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We generally permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

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

Marketing

    We bring our in-depth knowledge of leading-edge technology trends to the professional engineering community throughout the year, achieving significant customer reach at our premier global events, NIWeek, NIDays Europe and NIDays Asia. We engage a broad audience and partner with our direct sales force to help strengthen customer relationships at all levels of the account. We expand our reach through thought leadership and content on our website at ni.com, gaining exposure through online webcasts, blogs and social media. We also participate actively in conversations in the technology community through industry tradeshows, technical conferences, trainings and user seminars, both in person and virtually.

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
    Our research and development expenses were $280 million, $272 million and $261 million in 2020, 2019, and 2018, respectively.
Intellectual Property
    We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of December 31, 2020, we held 861 U.S. patents (861 utility patents and 0 design patents) and 94 patents in foreign countries (79 patents registered in Europe, 12 patents in China, 2 patents in Japan, and 1 patent in Mexico), and had 89 patent applications pending in the U.S. and foreign countries. Two hundred thirty-six (236) of our issued U.S. patents are software patents related to LabVIEW and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2021 to 2039. The expiration of any particular patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in Item 1A, Risk Factors, Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.

Manufacturing and Suppliers

    We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. Our product manufacturing operations can be divided into four areas: electronic circuit card and module assembly; chassis and cable assembly; technical manuals and product support documentation; and software duplication. Most of our electronic circuit card assemblies, modules and chassis are manufactured in house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software, technical manuals and product support documentation are delivered digitally wherever possible. In those cases where physical media is required, we use outside partners to produce these materials.

    Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source items purchased include custom application specific integrated circuits, chassis and other items. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. See Item 1A, Risk Factors, Our Business is Dependent on Key Suppliers for additional discussion of the risks associated with limited source suppliers. We must comply with many different governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. See Item 1A, Risk Factors, Our Operations are Subject to a Variety of Environmental Regulations and Costs for further discussion of environmental matters as they may affect our business.

Backlog

    Backlog is a measure of orders that are received but that are not shipped to customers at the end of a quarter. We typically ship products shortly following the receipt of an order. Accordingly, our backlog typically represents less than 5 days sales. Backlog should not be viewed as an indicator of our future sales.

Human Capital

At NI, we believe our company, our people and our products make a positive impact on society and the planet. We consider our employees to be one of our greatest assets and critical to our continued success. As of December 31, 2020, we had approximately 7,000 employees worldwide, of which approximately 43% are in the Americas, 29% in the EMEA region, and 28% in the APAC region.

Our Culture and Values

Our Core Values drive our culture and values at NI – Be Bold, Be Kind, Be Connectors. These values provide us with moral guideposts needed when making decisions, especially the hard ones, and influence the way we engage with our customers, communities, and each other, and they are foundational in how we define and execute towards success. Each year we conduct an Employee Engagement Survey to enhance our understanding of our employees’ experiences at NI and identify the key drivers of their engagement. The survey results are used to calculate an overall engagement index and to measure several underlying elements that contribute to employee engagement such as strong business direction, manager engagement, employee empowerment, resource adequacy, and collaboration. We use the outputs of the survey to enable managers across the organization to drive improvements with clear, actionable insights. During 2020, over 90% of our employees participated in the survey and we saw a steady improvement in our overall engagement index.

Our Code of Ethics is instrumental in creating a workplace that values each of our employees and emphasizes an ethical approach to doing business and managing our people. We also abide by the employment laws of all the countries in which we operate.

Diversity and Inclusion

We are committed to creating a diverse, inclusive workforce, that fosters well-being, equity and opportunity at NI. NI strives to create a diverse and inclusive culture of belonging, where all employees feel welcomed, valued, respected, and heard, and who share their excitement for our culture. We have recently announced “Engineering Hope”, which is an ambitious 10-year impact strategy and vision of a more sustainable, equitable and inclusive world, where diversity is embraced and fosters innovation. This diversity and inclusion effort will focus on changing the faces of engineering and building an equitable and thriving society.

Employee Safety

During COVID-19, our primary focus has been the safety and well-being of our employees and their families. Our global pandemic efforts leveraged the advice and recommendations of infectious disease experts at the U.S. Center for Disease Control and Prevention and other organizations to establish proper safety standards and secure appropriate levels of personal protective equipment. We created a global crisis team that developed a comprehensive return to site protocols, conducted employee outreach, and implemented various flexible working arrangements. In addition, in order to reinforce a deep connection and establish clear direction with our employees, we have significantly increased leadership updates and management outreach. As the pandemic continues, the health and safety of our employees remain the top priority while we ensure our employees remain productive and engaged while working from home.

Talent Management and Total Rewards

We invest in attracting, developing, and retaining the best talent at NI. We do this by communicating a clear purpose and strategy, transparent goal setting, driving accountability, continuously assessing, developing, advancing talent, and a leadership-driven talent strategy. We are committed to providing total rewards that are market competitive and performance based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

We conduct annual performance conversations to identify areas of success and improvement for our employees, which support future goal-setting and talent reviews.

Corporate Responsibility

    We work to help engineers, enterprises, and innovators thrive. Our Corporate Impact Strategy outlines measurable goals and commitments for ensuring our company, people, and products work to make a positive impact on the planet. We are fostering a pipeline of diverse science, technology, engineering and math ("STEM") talent through academic partnerships, our employee mentor program, and investment in STEM education. We are committed to conserving natural resources, protecting biodiversity, and reducing greenhouse gas emissions. For example, we are working toward achieving Zero Waste by 2030, diverting at least 90% of our waste from landfill by reusing, recycling or composting it instead. We continue to support economic opportunity initiatives through donations of financial support, products, and volunteer work. We intend to continue our long-term partnerships with nonprofit organizations while also looking for innovative giving opportunities.

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
In addition to the other information set forth in this Form 10-K, you should carefully consider the risk factors discussed below, which are not the only risks that we face. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in this Risk Factor section of this Form 10-K. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or from our anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.
RISKS RELATED TO OUR ABILITY TO GROW OUR BUSINESS
Uncertain Global Economic and Geopolitical Conditions, Including in China and other countries, Could Materially Adversely Affect Our Business and Results of Operations.  Our operations and performance are sensitive to fluctuations in general economic and geopolitical conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China, or new or existing trade tensions with other countries, geopolitical instability, pandemics and other major public health issues including the COVID-19 pandemic, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. For example, in recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. (including any changes by the new U.S. presidential administration) or other governments could adversely affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. Protectionist and retaliatory trade measures by any of the United States, China or another country could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. In addition, the application of various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.
We are Subject to Various Risks Associated with International Operations and Foreign Economies. Our international sales and operations are subject to inherent risks, including, but not limited to:
•tariffs and other trade barriers impacting China or other countries in which we have significant sales;
•increases in taxes or changes in U.S. or foreign tax laws, including the possible increase in the U.S. corporate income tax rate and other changes in tax policy proposed by the new U.S. presidential administration,
•fluctuations in foreign currencies relative to the U.S. dollar;
•unexpected changes to currency policy or currency restrictions in foreign jurisdictions;
•major public health concerns, including the coronavirus:
•delays in collecting trade receivable balances from customers in developing economies;
•unexpected changes in regulatory requirements;
•fluctuations in local economies;
•disparate and changing employment laws in foreign jurisdictions;
•difficulties in staffing and managing foreign operations;
•costs and risks of localizing products for foreign countries;
•enhanced exposure to potential unauthorized use, duplication, misappropriation, theft or other infringement or violation of our intellectual property rights;
•government actions throughout the world; and
•the burdens of complying with a wide variety of foreign laws.

Moreover, there can be no assurance that our international sales will continue at existing levels or grow in accordance with our efforts to increase foreign market penetration. In many foreign countries, particularly in those with developing economies, it is common for some persons or companies to engage in business practices that are prohibited by U.S. and other laws and regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, including those based in or from countries where practices which violate such laws and regulations may be customary, will not take actions in violation of the law or our policies. Any violation of foreign or U.S. laws or regulations by our employees, contractors, distributors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business. We must also comply with various import and export regulations.

For example, in the past, the U.S. government added certain of our customers based in China to its “Entity List”, which imposes additional restrictions on sales to such customers. Although the addition of these customers did not have a material adverse effect on our business, financial condition and results of operations, the U.S. government has the power to place additional customers on the Entity List or impose other restrictions on these or other customers or suppliers, and such actions could prohibit us from selling products or providing services to such customers, receiving payments from such customers or purchasing products from such entities. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by the Chinese or other governments will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future. Failure to comply with these regulations could result in fines or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar.

We Continue to Face Significant Risks Related to Adverse Public Health Matters, Including Epidemics and Pandemics such as the COVID-19 Pandemic.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has adversely affected our operations throughout the world, as well as the facilities of our suppliers and customers. The COVID-19 pandemic caused widespread disruptions to our operations throughout 2020, particularly during the first half of the year. As of December 31, 2020, we continued to experience some disruptions, and at a minimum, we expect those disruptions to continue through the first half of 2021 and they could, potentially, extend for the full year and beyond. These disruptions have included and may continue to include, depending on the specific location, government regulations that require us to adjust or restrict our operations at certain of our facilities, incur additional costs, adapt to challenges presented by travel restrictions and “work-from-home” orders, experience logistical challenges and limitations, and reduce the demand from certain customers. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the COVID-19 pandemic, future government regulations and actions in response to the COVID-19 pandemic, the timing, availability and effectiveness of vaccines, some of which have recently been approved and are being distributed for use, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain uncertain and unpredictable. In addition, the COVID-19 pandemic could directly impact the health of our management team and other employees. It is impossible to predict the overall future impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results in the future during any quarter or period in which we are affected.

The COVID-19 pandemic also increases the likelihood and potential severity of other risks (including some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

•In 2020, we transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks, an increased risk of challenges related to hiring, training, and retaining personnel, and an increased risk of delays or disruptions to our product development, sales, marketing, manufacturing and support operations that we cannot fully mitigate through remote or other alternative work arrangements.

•Protracted economic uncertainty could negatively affect the financial condition of our customers or suppliers, which may result in an increase in bankruptcies or insolvencies, a delay in payments and decreased sales.

•A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased geopolitical tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on our ability or the ability of our suppliers and customers to conduct business.

Our Failure to Manage Our Partner and Distribution Channels Effectively could Result in a Loss of Revenue and Harm to Our Business. We are currently in the process of expanding our relationships with a number of distributors and other strategic partners, none of which are currently responsible for a material amount of our total net sales, in order to streamline and increase our worldwide sales to certain customers. Successfully managing our indirect distribution channel efforts to reach various customer segments for our products and services is a complex process across the broad range of geographies where we do business or plan to do business. While we have a focused strategy, plan, and team dedicated to making our sales through distributors a successful element of our business, our distributors and other strategic partners are independent businesses that we do not control. Notwithstanding the independence of these partners, we may face legal risk and potential reputational harm from the activities of these third parties including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior. If an agreement with one of our distributors or strategic partners were terminated, any prolonged delay in securing a replacement could have a material negative impact on our net sales and results of operations.

We cannot be certain that our distribution and strategic partner channel will market or sell our products and services effectively. If our efforts to expand our distributor and strategic partner channels are not successful, we may lose sales opportunities, customers and revenue opportunities. These distributors and strategic partners may also sell our competitors’ products and services, and if they favor our competitors’ products or services for any reason, they may fail to market our products or services effectively or to devote resources necessary to market and sell our products. If these partners are OEMs, they may decide not to bundle our applications on their devices. In addition, the financial health of our distributors and strategic partners and our continuing relationships with them are important to our success. Some of these distributors and strategic partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency, the inability of such distributors and strategic partners to obtain financing or a delay in paying their obligations to us. Although we have mitigation plans in place for many possible issues, these factors, as well as others we may not contemplate could result in a material negative impact to our net sales and results of operations.

We Rely on Management Information Systems and Interruptions in our Information Technology Systems or Cyber-Attacks on our Systems Could Adversely Affect Our Business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks, including cloud-based and other outsourced services, to operate our business. We rely on a primary global center for our management information systems and on multiple systems in branches not covered by our global center. As with any information system, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our global center for information systems or our branch operations could experience a complete or partial shutdown. Any such shutdown of a significant system or network disruption could result from new system implementations, facility issues, energy blackouts, computer viruses, cyber-attacks, or security breaches including ransomware, some of which may remain undetected for an extended period. Threats to our information technology security can take a variety of forms and individuals or groups of hackers or sophisticated organizations including state-sponsored organizations, may take steps that attack or pose threats to our customers and our information technology infrastructure. If we were to experience a complete or partial shutdown, disruption or attack, it would likely adversely impact our product shipments and net sales, as order processing and product distribution are heavily dependent on our management information systems. Such an interruption could also result in a loss of our intellectual property or the release of sensitive competitive information or partner, customer or employee confidential information or personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur liability and significant costs to remedy the damages caused by the disruptions or security breaches. In addition, existing or changing laws and regulations governing our responsibility to safeguard private data could result in a significant increase in our operating or capital expenditures which are needed to comply with these laws or regulations. If any of the foregoing events were to occur, our operating results in the impacted periods would be adversely impacted.

From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage known to us. For example, in December 2020, we were notified by Solarwinds Corporation, one of our suppliers, that a recent update to one of its network management software products contained data collection malware that had also been distributed to thousands of its other clients, including federal, state and local government agencies, educational institutions, private companies and governments around the world. Since becoming aware of this malware attack, we have taken steps to mitigate the known vulnerabilities, including ceasing to use the affected version of the software, and actively monitoring our organization’s corporate networks for related activity. If we experienced a similar type of malware attack on our own software products, it would likely disrupt our software and our customers, allow unauthorized users into our customers proprietary information, or cause other destructive outcomes. As a result, we could have a negative impact on our reputation, customer demand could decrease, we could face liabilities due to potential lawsuits, and our financial performance could be negatively impacted. See Risk Factor "Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws" for more discussion.
We are continually working to maintain reliable information technology systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve, and our business policies and internal security controls may not keep pace as new threats emerge. In an effort to mitigate the spread of COVID-19, we have transitioned a significant number of our employee population to a remote work environment. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. No assurance can be given that our efforts to continue to enhance our systems will be successful. Although we maintain insurance to cover certain information technology risks, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.
Our Product Revenues are Dependent on Certain Industries and Contractions in these Industries Could Have a Material Adverse Effect on Our Results of Operations.  Sales of our products are dependent on customers in certain industries, particularly telecommunications, semiconductor, consumer electronics, automotive, energy, automated test equipment, and aerospace, defense and government. As we have experienced in the past, and as we may continue to experience in the future, downturns characterized by diminished product demand in any one or more of these industries may result in decreased sales and a material adverse effect on our operating results. A protracted economic slowdown or slower than expected recovery could continue to negatively affect the financial condition of our customers, which may result in additional delays in orders or payments and decreased sales, or an increase in bankruptcies or insolvencies. We cannot predict when and to what degree contractions in these industries may occur; however, any sharp or prolonged contraction in one or more of these industries could have a material adverse effect on our business and results of operations.
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
We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which have larger market capitalization and resources than we do, and we may face further competition from new market entrants in the future. Key competitors are Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, Teradyne, and others. These competitors offer hardware and software products that provide solutions that directly compete with our software-defined automated test and automated measurement systems. Because these companies have strong positions in the instrumentation business, new product introductions by them, changes in their marketing strategy or product offerings or aggressive pricing strategies by them to gain market share could have a material adverse effect on our operating results.

We believe our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:
•general market and economic conditions;
•our ability to maintain and grow our business with our very large customers;
•our ability to meet the volume and service requirements of our large customers;
•success in developing and selling new products;
•product pricing, including the impact of currency exchange rates;
•industry consolidation, including acquisitions by us or our competitors;
•capacity utilization and the efficiency of manufacturing operations;
•timing of our new product introductions;
•new product introductions by competitors;
•the ability of competitors to more fully leverage low cost geographies for manufacturing or distribution;
•effectiveness of sales and marketing resources and strategies;
•adequate manufacturing capacity and supply of components and materials;
•strategic relationships with our suppliers and other third parties;
•product quality and performance;
•protection of our products by effective use of intellectual property laws;
•the financial strength of our competitors;
•the outcome of any future litigation or commercial dispute;
•barriers to entry imposed by competitors with significant market power in new markets; and
•government actions throughout the world.

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

Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the substantial majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including, but not limited to:

•the volatility of the Hungarian forint and the Malaysian ringgit relative to the U.S. dollar;
•changing and potentially unstable political environments;
•major public health concerns, including the coronavirus;
•significant and frequent changes in corporate tax laws;
•difficulty in managing manufacturing operations in foreign countries;
•challenges in expanding capacity to meet increased demand;
•difficulty in achieving or maintaining product quality;
•interruption to transportation flows for delivery of components to us and finished goods to our customers;
•restrictive labor codes; and
•increasing labor costs.

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

Our centralization of inventory and distribution from a limited number of shipping points is subject to inherent risks, including:

•burdens of complying with additional or more complex VAT and customs regulations; and
•concentration of inventory increasing the risks associated with fire, natural disasters and logistics disruptions to customer order fulfillment.

Any failure or delay in distribution from our facilities in Hungary and Malaysia could have a material adverse effect on our operating results.

Our Business is Dependent on Key Suppliers and Distributors and Disruptions in these Businesses Could Adversely Affect Our Business and Results of Operations. Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are only available through limited sources. Limited source items purchased include custom application-specific integrated circuits ("ASICs"), chassis and other components. We have in the past experienced delays and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. A protracted economic slowdown or continued economic uncertainty could negatively affect the financial condition of our suppliers, which may result in an increase in bankruptcies or insolvencies and decreased availability of raw materials. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. In the event that any of our limited source suppliers experience significant financial or operational difficulties due to adverse global economic conditions or otherwise, our business and operating results would likely be adversely impacted until we are able to secure another source for the required materials.

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

We May Experience Component Shortages that May Adversely Affect Our Business and Result of Operations. As has occurred in the past and as may be expected to occur in the future, supply shortages of components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. In particular, the COVID-19 pandemic disrupted global supply chains which could lead to increased difficulties in obtaining a consistent supply of materials at stable pricing levels. In addition, we may experience supply chain shortages as a result of a rapid economic recovery. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

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

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent unauthorized use, copying, misappropriation, or theft of our intellectual property or other infringement on or violation of our intellectual property rights. Intellectual property laws differ in various jurisdictions in which we operate and are subject to change at any time, which could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues is derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we may be required to engage in costly and time-consuming litigation or other proceedings and we may not ultimately prevail. We from time to time may be notified that we are infringing certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

Our Business Depends on the Continued Service of Our Key Management and Technical Personnel.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Eric Starkloff, our President and Chief Executive Officer, and other members of our senior management and key technical personnel. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

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

Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws.   As has occurred in the past and as may be expected to occur in the future, our hardware products, software products and third-party components or operating systems on which our products are based may contain bugs, vulnerabilities, errors or design flaws. Our products also operate in conjunction with third-party products and components across a broad ecosystem, and, as has occurred in the past and as may be expected to occur in the future, these third-party products and components may contain bugs, vulnerabilities, errors or design flaws. Any of such bugs, vulnerabilities, errors or design flaws in our products, third-party components or operating systems on which our products are based, and third-party products and components in conjunction with which our products operate, or fixes to these issues, may have a negative impact on the performance of our products and may also be exploited by third parties, including state sponsored organizations, to conduct cyber-attacks. For example, if we experienced an attack on our software products similar to the attack that recently impacted our supplier Solarwinds, such attack could disrupt our software and our customers, allow unauthorized users into our customers proprietary information, or cause other destructive outcomes. The negative impact of any of the foregoing matters could adversely impact the performance of our products, result in additional costs or liability claims, lead to reduced revenue, cause harm to our reputation or competitive position, and result in a material adverse impact on our operating results. Although we maintain insurance to cover certain information technology risks, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.
Our Recently Announced Restructuring Activities May not be Successful and May Adversely Impact Employee Hiring and Retention, Our Results of Operations and Financial Condition. In October 2020, we announced a workforce reduction plan intended to accelerate our growth strategy and further optimize our cost structure. Actions taken under the plan reduced our headcount by approximately 3% during the fourth quarter of 2020, and are expected to result in additional reductions to our headcount of approximately 6% over the next six to nine months. We have incurred substantial charges to implement this plan, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. As has been the case with our past restructuring plans, we cannot provide any assurance that we will realize the anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other adverse consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or on our ability to attract and retain highly skilled employees, which may result in weaknesses in our infrastructure and disruption to our operations, which could lead to a number of negative outcomes such as a negative impact on our ability to comply with legal or regulatory requirements, a loss of business opportunities to competitors, delays in or inability to complete our research and development roadmaps, reduced productivity among remaining employees, and other negative outcomes we cannot foresee at this time, all of which could result in a material, adverse impact on our ability to grow revenue and meet our profitability goals.
RISKS RELATED TO OUR FINANCIAL PERFORMANCE
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

Revenue Derived from Systems Orders Could Adversely Affect our Gross Margin and Could Lead to Greater Variability in our Quarterly Results.  We consider orders with a value greater than $20,000 as being indicative of our systems business. These orders have been subject to greater discount variability and such orders may be pushed-out or reduced at a faster pace during an economic downturn compared to orders valued at less than $20,000.  To the extent that the amount of our net sales derived from systems orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility in our financial results and business, and see a greater negative financial impact from current and future downturns in the global industrial economy. System orders may also have an impact on the historical seasonal pattern of our net sales and our results of operations. System orders make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize. System orders may also introduce additional short-term variability in our quarterly results as additional time may be required to convert these opportunities into sales.

We Have Established a Budget and Variations from Our Budget Will Affect Our Financial Results.    We have established an operating budget for fiscal 2021. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2021 is less than the demand we anticipated in setting our fiscal year budget, our operating results could be negatively impacted.

If we exceed our budgeted level of expenses or if we cannot reduce expenditures in response to a decrease in net sales, our operating results could be adversely affected. Our spending could exceed our budget due to a number of factors, including, but not limited to:

•continued foreign currency fluctuations;
•increased manufacturing costs resulting from component supply shortages or component price fluctuations;
•additional marketing costs for new product introductions or for conferences and tradeshows;
•the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•unanticipated costs related to acquisitions we may make; or
•increased component costs resulting from vendors increasing their sales prices.

We have incurred additional, unexpected costs as a result of the COVID-19 pandemic, including costs for acquisition of additional personal protective equipment (“PPE”), enhanced cleaning and environmental sanitation costs, above average freight costs, and increased labor expense. We expect such costs to continue; however, we are not able to reasonably predict the total amount of costs we will incur related to the pandemic, and such costs could increase.

Our Quarterly Results are Subject to Fluctuations Due to Various Factors that May Adversely Affect Our Business and Results of Operations.  Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including, but not limited to:

•changes in the amount of revenue derived from very large orders (including orders from our very large customers) and the pricing, margins, and other terms of such orders;
•major public health concerns such as pandemics or other factors;
•tariffs and trade restrictions imposed by the U.S. or other countries;
•fluctuations in foreign currency exchange rates;
•changes in global economic conditions;
•changes in the capacity utilization including at our manufacturing facilities;
•changes in the mix of products sold;
•the availability and pricing of components from third parties (especially limited sources);
•the difficulty in maintaining margins, including the higher margins traditionally achieved in international sales;
•changes in pricing policies by us, our competitors or suppliers;
•the timing, cost or outcome of any future intellectual property litigation or commercial disputes;
•delays in product shipments caused by human error or other factors; or
•disruptions in transportation channels.

We have Outstanding Debt and may Incur Other Debt in the Future, which could Adversely Affect Our Financial Condition, Liquidity and Results of Operations. We currently have outstanding debt as well as additional borrowing capacity available under our revolving credit facility. We may borrow additional amounts in the future (which would be subject to lender approval) and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

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

Our current revolving credit facility and term loan facility, as amended, impose restrictions on us, including restrictions on our ability to create liens on our assets, the ability of our subsidiaries to incur indebtedness, the ability to make certain investments, consummate certain asset sales, or engage in certain transactions, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios and other restrictions may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

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

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging.
As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2020. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both costly and challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2014 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Acquisitions, Joint Ventures, Alliances, or Similar Strategic Relationships, or Dispositions of Any of Our Businesses, and the Related Integration or Separation Risks May Disrupt or Otherwise Have a Material Adverse Effect on Our Business and Financial Results. As part of our business strategy, we pursue selective acquisitions, as well as joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products. Achieving the anticipated benefits of an acquisition or other strategic transaction depends upon whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. For example, in July 2020, we acquired OptimalPlus Ltd., an Israeli-based software company. The successful integration of this acquisition, as well as potential future acquisitions, depends on a variety of factors, including but not limited to:
•the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company;
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

The time invested in completing any strategic transaction as well as the integration of operations following a strategic transaction also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. We may experience increased challenges related to our integration of acquired businesses, as well our ability to execute on potential acquisitions, as a result of the COVID-19 pandemic due to various factors including travel restrictions, global demand uncertainty, and financial market volatility. The existing products or services previously sold or otherwise provided by entities we have acquired may be of a lesser quality than our products or could contain errors, vulnerabilities or malware that produce incorrect results on which users rely or cause failure or interruption of systems or processes, or be exploited to conduct cyber-attacks, that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired, developed, or marketed in connection with acquisitions or other strategic transactions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

RISKS RELATED TO OUR COMMON STOCK

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
    As of December 31, 2020, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. All of these facilities are well maintained and suitable for the operations conducted in them.
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
    At the close of business on February 4, 2021, there were approximately 280 holders of record of our common stock and approximately 48,281 beneficial holders of our common stock.
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
    Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2020
March 9, 2020	$0.26
June 8, 2020	$0.26
September 8, 2020	$0.26
December 7, 2020	$0.26

2019
March 4, 2019	$0.25
June 3, 2019	$0.25
September 3, 2019	$0.25
December 2, 2019	$0.25
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
    On January 20, 2021, our Board of Directors declared a quarterly cash dividend of $0.27 per common share, payable on March 1, 2021, to stockholders of record at the close of business on February 8, 2021.
Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2020 to October 31, 2020	—	—	—	1,885,299
November 1, 2020 to November 30, 2020	275,356	34.39	275,356	1,609,943
December 1, 2020 to December 31, 2020	—	—	—	1,609,943
Total	275,356	34.39	275,356	1,609,943
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At December 31, 2020, there were 1,609,943 shares available for repurchase under our repurchase program. This repurchase program does not have an expiration date.

Performance Graph
    The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2015 to December 31, 2020 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index and (iii) Russell 2500 Index.
    The graph assumes that $100 was invested on December 31, 2015 in NI’s common stock and in each of the three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
National Instruments
NASDAQ
Russell 2000
Russell 2500

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
National Instruments	100	111	153	170	162	173
Nasdaq	100	109	141	137	188	273
Russell 2500	100	118	137	124	158	189
Russell 2000	100	121	139	124	155	186
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

	For the years ended December 31,
	(in thousands, except per share data)
	2020 (1)	2019 (1)	2018 (1)	2017	2016
Statements of Income Data:
Net sales:
Americas	$508,448	$538,679	$538,379	$504,626	$482,039
EMEA	345,635	376,550	406,466	374,277	368,877
APAC	432,588	437,986	414,287	410,483	377,263
Consolidated net sales	1,286,671	1,353,215	1,359,132	1,289,386	1,228,179
Cost of sales:	371,121	336,891	333,727	328,324	313,121
Gross profit	915,550	1,016,324	1,025,405	961,062	915,058
Operating expenses:
Sales and marketing	465,509	473,392	482,576	477,921	461,236
Research and development	280,381	272,452	261,072	231,761	235,706
General and administrative	129,863	122,768	108,878	105,602	98,390
Total operating expenses	875,753	868,612	852,526	815,284	795,332
Gain on sale of business/assets	159,753	26,842	—	—	—
Operating income	199,550	174,554	172,879	145,778	119,726
Other (expense) income	(788)	5,990	3,574	1,602	(5,091)
Income before income taxes	198,762	180,544	176,453	147,380	114,635
Provision for income taxes	55,103	18,393	21,396	94,969	31,901
Net income	$143,659	$162,151	$155,057	$52,411	$82,734

Basic earnings per share	$1.10	$1.23	$1.17	$0.40	$0.64

Weighted average shares outstanding - basic	131,082	131,722	131,987	130,300	128,453

Diluted earnings per share	$1.09	$1.22	$1.16	$0.40	$0.64

Weighted average shares outstanding - diluted	131,799	132,734	133,274	131,387	129,008

Cash dividends declared per common share	$1.04	$1.00	$0.92	$0.84	$0.80
(1) On January 1, 2018, we adopted the new revenue recognition standard using the modified retrospective method of adoption. Prior periods have not been adjusted.

	December 31,
	(in thousands)
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$260,232	$194,616	$259,386	$290,164	$285,283
Short-term investments	59,923	237,983	271,396	121,888	73,117
Working capital	467,655	641,235	739,236	624,835	574,572
Total assets	1,884,488	1,651,889	1,671,235	1,566,434	1,496,564
Long-term debt, net of current portion	92,036	—	—	—	25,000
Total stockholders' equity	1,224,871	1,176,350	1,238,358	1,128,021	1,114,219

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to"; “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,”“commitments,” "strategy" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” above and elsewhere in this Form 10-K, which could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview and Current Business Outlook
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
The key strategies that we focus on in running our business are the following:
•Expanding our available market opportunity
We strive to increase our available market by identifying new opportunities in existing customers, attracting and serving new customers, and expanding our business to market adjacencies. Our large network of existing customers provides a broad base from which to expand.
•Maintaining a high level of customer satisfaction
To maintain a high level of customer satisfaction we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backward compatibility across different platforms to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with high quality and reliability, and that our products provide cost-effective solutions for our customers.
•Leveraging external and internal technology
Our product strategy is to provide superior products by leveraging generally available technology, supporting open architectures on multiple platforms and by leveraging our core technologies across multiple products.
We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. Examples of these types of customers include semiconductor, transportation, and aerospace, defense and government ("ADG").

•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products through a direct sales organization, as well as through independent distributors. We also use OEMs, value added resellers, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 60% of our revenues in each of 2020, 2019 and 2018. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 – Revenue and Note 14 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).
We manufacture substantially all of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia.
•Delivering high quality, reliable products
We believe that our long-term growth and success depend on delivering high quality software and hardware products on a timely basis. Accordingly, we focus significant efforts on research and development. We focus our research and development efforts on enhancing existing products and developing new products that incorporate appropriate features and functionality to be competitive with respect to technology, price and performance. Our success also depends on our ability to obtain and maintain patents and other proprietary rights related to technologies used in our products. We have engaged in litigation when necessary, and will likely engage in future litigation to protect our intellectual property rights.
Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors such as the impact of the COVID-19 pandemic. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow, or not decline, or that we will remain profitable in future periods.
Recent Developments - Impact of COVID-19 pandemic
As further discussed below and in the "Risk Factors" section of this Form 10-K, our operations and the operations of our customers and suppliers have been adversely impacted by the challenges resulting from the COVID-19 pandemic.
Current Business Outlook

While we remain cautious due to continuing uncertainty, we are optimistic about our position to capture long-term growth opportunities as we continue to enhance our offerings in key focus areas. We are seeing early signs of recovery in end markets where we experienced weaker demand over the past year, such as transportation. While we expect headwinds related to the COVID-19 pandemic to continue over the next few quarters, we expect demand to increase as our customers make investments in emerging technologies related to 5G/mmWave and vehicle electrification. We also expect recent additions and enhancements to our software offerings will fuel long-term revenue growth across our various end markets, particularly at our largest customers.

We also remain confident in the strength of our operating model. Over the past several years, we had taken steps to improve efficiencies and rebalance our resources on activities that we believe will generate a higher return. These steps involved, among other things, reduction in our overall employee headcount and optimization of our organizational structure. We believe these pre-pandemic efforts have enhanced our financial and structural position to navigate the current challenges of the COVID-19 pandemic. Additionally, we are currently focusing on proactively managing expenses intended to help us maintain strength in our balance sheet and improve our financial position. During the three months ended December 31, 2020, we began implementing additional measures that will reduce our headcount by approximately 9%, the remaining 6% of which we expect to occur over the next six to nine months.

We expect our recent restructuring plan will reduce our operating expenses by approximately $40 million per year, which we expect to be offset by increases in operating expenses related to other strategic initiatives. We believe these measures will allow us to accelerate our growth strategy and achieve our long-term financial goals. We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate. Furthermore, we continue to focus on scale and efficiency in serving our broad-based customers. Our focus to streamline the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This includes investment in ni.com for a better digital experience and significantly expanding the usage of our distributor channel in 2021 and beyond. We believe these actions will allow our direct sales force to support proactive engagements with accounts where we can deliver enterprise-level value.

During the twelve months ended December 31, 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. As of February 12, 2021, the U.S. dollar index, as tracked by the St. Louis Federal Reserve is below its 10-year average, approximately 5% above its low value over that period. If the US dollar maintains its current trading ranges against the major currency markets where we do business, we could see a modest benefit to our US dollar equivalent sales during 2021. We cannot predict to what degree foreign currency markets will fluctuate in the future. See Results of Operations - Net Sales below for additional discussion on the impact of foreign exchange rates on our net sales and Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.

Acquisitions and divestitures

On January 15, 2020, we completed the sale of AWR Corporation ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/assets" in the consolidated statements of income, which also included approximately $1 million of transaction costs. (See Note 1 - Basis of presentation of Notes to Consolidated Financial Statements for additional details concerning the divestiture of the AWR business.)
On July 2, 2020, we completed our acquisition of OptimalPlus. Total proceeds used to acquire the business and replace certain unvested share options consisted of approximately $365 million in cash, inclusive of $18 million in cash acquired. (See Note 1 - Basis of presentation and Note 18 - Acquisitions of Notes to Consolidated Financial Statements for additional details concerning this acquisition.)

Results of Operations
    The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2020	2019	2018
Net sales:
Americas	39.5%	39.8%	39.6%
EMEA	26.9	27.8	29.9
APAC	33.6	32.4	30.5
Consolidated net sales	100.0	100.0	100.0
Cost of sales	28.8	24.9	24.6
Gross profit	71.2	75.1	75.4
Operating expenses:
Sales and marketing	36.2	35.0	35.5
Research and development	21.8	20.1	19.2
General and administrative	10.1	9.1	8.0
Total operating expenses	68.1	64.2	62.7
Gain on sale of business/assets	12.4	2.0	—
Operating income	15.5	12.9	12.7
Other (expense) income:	(0.1)	0.4	0.3
Income before income taxes	15.4	13.3	13.0
Provision for income taxes	4.3	1.4	1.6
Net income	11.2%	12.0%	11.4%
  Figures may not sum due to rounding.

Results of Operations for the years ended December 31, 2020, 2019, and 2018
    Net Sales.  The following table sets forth our net sales for the years ended December 31, 2020, 2019, and 2018 along with the percent changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2020	Change	2019	Change	2018

Product sales	$1,137.6	(6.4)%	$1,215.0	(0.4)%	$1,220.0
Software maintenance sales	149.1	7.9%	138.2	(0.6)%	139.1
Total net sales	$1,286.7	(4.9)%	$1,353.2	(0.4)%	$1,359.1
  Figures may not sum due to rounding.
    The divestiture of our AWR business in January 2020 reduced our net sales by approximately 2% during 2020 compared to 2019, partially offset by net sales attributable to our acquisition of OptimalPlus, which was acquired on July 2, 2020. The effect of changes in foreign currency exchange rates further reduced net sales by less than 1% during the same period. The remaining decreases were driven by weaker demand in certain industries, primarily attributable to the ongoing COVID-19 pandemic. On a global basis, we saw significant weakness in orders from our transportation customers and some of our broad-based portfolio offerings, which was partially offset by increased demand for system-level offerings from our ADG and semiconductor customers.
In 2020, product sales decreased compared to 2019 while software maintenance sales increased compared to 2019. The decrease in product sales during the period was primarily attributable to the divestiture of our AWR business, unfavorable changes in exchange rates and general weakness in the industrial economy throughout most of 2020 due to the COVID-19 pandemic. The increase in software maintenance sales for 2020 was primarily attributable to renewals of our enterprise-wide software agreements and sales from our recently acquired OptimalPlus business.
    In 2019, product and software maintenance sales decreased compared to 2018. The decrease in product and software maintenance sales during the period was primarily attributable to unfavorable changes in exchange rates and general weakness in the industrial economy throughout most of 2019, particularly in the EMEA region, which was partially offset by strength in the APAC region.
Orders with a value greater than $20,000 increased by 3% year over year during 2020 compared to a year over year increase of 4% in 2019, driven by increased demand for the system-level offerings described above.
Orders with a value less than $20,000 decreased by 11% year over year during 2020 compared to a year over year decrease of 6% in 2019. Orders with a value greater than $20,000 were 64%, 60%, and 58% of our total orders for the years ended December 31, 2020, 2019, and 2018, respectively.
    The following table sets forth our net sales by geographic region for the years ended December 31, 2020, 2019, and 2018 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Years ended December 31,

($ in millions)	2020	Change	2019	Change	2018

Americas	$508.4	(5.6)%	$538.7	0.1%	$538.4
Percentage of total net sales	39%		40%		40%

EMEA	$345.6	(8.2)%	$376.6	(7.4)%	$406.5
Percentage of total net sales	27%		28%		30%

APAC	$432.6	(1.2)%	$438.0	5.7%	$414.3
Percentage of total net sales	34%		32%		30%

    We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in some new geographical markets and expanding the use of distributors to sell our products in some countries.
    Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect during the years ended December 31, 2020 and 2019, respectively). The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31, 2019	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2020
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$538.7	$(29.2)	(5.4)%	$(1.1)	(0.2)%	$508.4
EMEA	376.6	(30.2)	(8.0)%	(0.8)	(0.2)%	345.6
APAC	438.0	(1.0)	(0.2)%	(4.4)	(1.0)%	432.6
Total net sales	$1,353.2	$(60.3)	(4.5)%	$(6.2)	(0.5)%	$1,286.7
  Figures may not sum due to rounding.

	Year Ended December 31, 2018	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2019
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$538.4	$1.0	0.2%	$(0.7)	(0.1)%	$538.7
EMEA	406.5	(20.2)	(5.0)%	(9.7)	(2.4)%	376.6
APAC	414.3	32.0	7.7%	(8.3)	(2.0)%	438.0
Total net sales	$1,359.1	$12.8	0.9%	$(18.7)	(1.4)%	$1,353.2
Figures may not sum due to rounding.
    To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2020 and 2019).
    Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2020, 2019, and 2018 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2020	Change	2019	Change	2018

Gross Profit	$915.6	(9.9)%	$1,016.3	(0.9)%	$1,025.4
Gross Profit as a percentage of net sales	71.2%		75.1%		75.4%

The decreases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

Twelve Months Ended
December 31, 2019	75.1%
Impact of acquisition-related intangible amortization, fair value adjustments and sales mix related to the OptimalPlus acquisition	(0.8)%
Changes in sales mix related to recently divested AWR business (included in comparative period)	(0.6)%
Changes in sales mix related to service cost reallocation	(0.8)%
Impact of restructuring related costs	(0.1)%
Increase in outbound freight and other logistics costs due to COVID-19 pandemic	(0.4)%
Changes in foreign currency exchange rates	(0.1)%
Other changes in sales mix, product material variances and reserves	(1.1)%
December 31, 2020	71.2%
During the years ended December 31, 2020 and 2019, the change in exchange rates had the effect of decreasing our cost of sales by $2.1 million and $3.3 million, respectively. To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the years ended December 31, 2020 and 2019, these hedges had the effect of increasing our cost of sales by $2.2 million and $0.5 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our results of operations).
    Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2020, 2019, and 2018 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Years Ended December 31,
($ in thousands)	2020	Change	2019	Change	2018

Sales and marketing	$465,509	(2)%	$473,392	(2)%	$482,576
Percentage of total net sales	36%		35%		36%

Research and development	$280,381	3%	$272,452	4%	$261,072
Percentage of total net sales	22%		20%		19%

General and Administrative	$129,863	6%	$122,768	13%	$108,878
Percentage of total net sales	10%		9%		8%

Total operating expenses	$875,753	1%	$868,612	2%	$852,526
Percentage of total net sales	68%		64%		63%
The $7 million increase in our total operating expenses, excluding the gain on sale of business/assets, during 2020 compared to 2019 was primarily related to the following:

•$24 million increase in severance and other restructuring-related charges.
•$15 million increase in non-acquisition personnel costs, primarily attributable to higher salaries and accrued payments under our variable pay programs, as well as additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards), which was partially offset by reductions in benefit costs due to lower headcount;
•$13 million increase attributable to acquisition-related transaction and integration costs, compensation expense related to unvested options acquired and replaced with cash-settled awards that will be recognized as post-combination expense over the remaining service period, amortization of acquisition-related intangibles, and higher operating costs related to our recently acquired OptimalPlus business, which were partially offset by a reduction in operating costs related to the divestment of our AWR business;

•$5 million increase related to lower software development costs eligible for capitalization;
•$(29) million related to decreases in travel and event related expenses related to the travel restrictions from COVID-19, partially offset by additional advertising-related costs associated with our 2020 rebranding initiative;
•$(11) million decrease attributable to the strategic reallocation of resources related to the delivery of certain services offerings. The cost related to these activities are now classified as “Cost of Sales” whereas historically they were presented as “Sales and Marketing” expenses, as further discussed above under “Gross Profit”;
•$(7) million decrease related to a charitable contribution made during 2019; and
•$(3) million decrease related to the effect of changes in foreign currency exchange rates.
    The increase in research and development costs during 2020 was primarily related to a $5 million increase in software development costs expensed, that did not qualify for capitalization and an increase in stock-based compensation expense. In the second quarter of 2018, we began moving toward agile methodologies of software development, which are characterized by a more dynamic development process with more frequent and iterative revisions to a product's features and functions. The transition to an agile method of software development enables us to adapt quickly to the evolving needs of our customers and accelerate our commitment to modernizing and expanding the usage of our software platform. Consequently, we expect that for a significant majority of our software development projects the costs incurred subsequent to the achievement of technological feasibility will be immaterial in future periods and we expect to record significantly less capitalized software development costs than under our historical software development approaches, resulting in a larger portion of our software development expenditures being recognized as operating expenses. We also expect amortization of previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized over the next two years.
The $16 million increase in our operating expenses, excluding the gain on sale of assets, during 2019 compared to 2018 was primarily related to the following:
•$14 million increase due to additional stock-based compensation expense, primarily attributable to comparatively   higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards;
•$13 million decrease related to the year over year impact of changes in foreign currency exchange rates;
•$7 million increase due to a charitable contribution to a donor-advised fund using a portion of the proceeds from the sale of an office building;
•$5 million increase related to a decrease in software development costs eligible for capitalization, as described in more detail below;
•$6 million increase due to restructuring costs during the year; and
•$3 million decrease in personnel costs, primarily driven by a $12 million decrease in variable pay related to not attaining the performance targets under our company performance bonus for 2019, partially offset by increases in salaries and other variable pay plans intended to remain competitive with market levels.
The increase in research and development costs during 2019 was primarily related to a $5 million increase in software development costs expensed, that did not qualify for capitalization and an increase in stock-based compensation expense.
We believe that our long-term growth and success depends on developing high quality software and hardware products on a timely basis. We are focused on leveraging recent investments in research and development and in our field sales force and taking actions to help ensure that those resources are focused in areas and initiatives that will contribute to future growth in our business.
    Gain on Sale of Business/Asset. On January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $160 million. On August 29, 2019, we sold an office building and property located in Austin, Texas and recognized a gain on the sale of $27 million. These amounts are presented as "Gain on sales of business/asset" in our Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment (See Note 1 - Operations and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion).
Operating Income.  For the years ended December 31, 2020, 2019, and 2018, operating income was $200 million, $175 million and $173 million, respectively, an increase of 14% in 2020, following an increase of 1% in 2019. As a percentage of net sales, operating income was 16%, 13% and 13%, respectively, over the three-year period.  The changes in operating income in absolute dollars and as a percent of sales in 2019 and 2020 are attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.
•Interest Income. Interest income was $3.9 million, $8.1 million and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. In response to the negative economic impact of the COVID-19 pandemic, the Federal Reserve took action to cut the Federal Funds Rate to a target range of zero to 0.25%. We do not expect yields to improve in the near term.
•Interest Expense. Interest expense was approximately $2 million, $0 million, and $0 million due to borrowings outstanding under our Credit Agreement for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to Note 15 - Debt and Note 20 - Subsequent events for additional information regarding the terms of our Credit Agreement and related borrowings.
•Net Foreign Exchange Loss.    Net foreign exchange loss was $0.1 million, $1.8 million, and $3.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. During 2020, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. As of February 12, 2021, the U.S. dollar index, as tracked by the St. Louis Federal Reserve is below its 10-year average, approximately 5% above its low value over that period. During most of 2019, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure, primarily in South Korea and Europe along with a moderately stronger U.S. dollar when compared to 2018. In the past, we have noted that volatility in the foreign currency exchange markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses and on the effectiveness of our hedging programs. We cannot predict to what degree foreign currency markets will fluctuate in the future. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales.
We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange Gain/loss”. Our hedging strategy decreased our foreign exchange loss by $0.8 million, increased our foreign exchange loss by $0.3 million, and decreased our foreign exchange loss by $0.3 million in 2020, 2019, and 2018, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.  For the years ended December 31, 2020, 2019, and 2018, our provision for income taxes reflected an effective tax rate of 28%, 10% and 12%, respectively. The factors that caused our effective tax rates to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2019	10%
Decreased profits in foreign jurisdictions with reduced income tax rates	6
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany prepaid tax asset	1
Change in state income taxes, net of federal benefit	1
Global intangible low-taxed income inclusion ("GILTI")	(1)
Amortization of intangible asset	1
Foreign-derived intangible income deduction	1
Research and development tax credit	1
Outside basis difference on asset held for sale	8
Transition tax on deferred foreign income	(1)
Effective tax rate for 2020	28%

Years ended December 31,
Effective tax rate for 2018	12%
Decreased profits in foreign jurisdictions with reduced income tax rates	4
Change in enhanced deduction for certain research and development expenses	1
Change in intercompany prepaid tax asset	1
Change in state income taxes, net of federal benefit	(2)
Global intangible low-taxed income inclusion ("GILTI")	(1)
Foreign-derived intangible income deduction	(2)
Global intangible low-taxed income deferred	2
Research and development tax credit	(1)
Nondeductible officer compensation	1
Outside basis difference on asset held for sale	(6)
Foreign tax on undistributed earnings	1
Effective tax rate for 2019	10%

Other operational information
    We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results.   The following tables provide details with respect to the amount of GAAP charges related to stock-based compensation, amortization of acquisition-related intangibles and fair value adjustments, acquisition-related transaction costs, disposal gains on sales of business/assets and related charitable contributions, tax effects on businesses held-for-sale, capitalization and amortization of internally developed software costs, and restructuring charges that were recorded in the line items indicated below (in thousands).

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2020	2019	2020	2019
Stock-based compensation
Cost of sales	$979	$887	$3,766	$3,475
Sales and marketing	5,462	4,868	22,288	19,612
Research and development	5,129	4,236	17,769	16,265
General and administrative	4,251	3,393	14,552	12,086
Provision for income taxes	(445)	(1,433)	(8,705)	(9,337)
Total	$15,376	$11,951	$49,670	$42,101

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2020	2019	2020	2019
Amortization of acquisition intangibles
Net sales	$1,961	$—	$3,260	$—
Cost of sales	4,313	823	9,892	3,348
Sales and marketing	1,965	485	5,264	1,970
Research and development	9	28	94	112
General and administrative	846	—	846	—
Other (expense) income	124	124	487	409
Provision for income taxes	(606)	(127)	(2,554)	(703)
Total	$8,612	$1,333	$17,289	$5,136

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2020	2019	2020	2019
Acquisition transaction costs, restructuring charges, and other
Cost of sales	$1,620	$—	$1,626	$—
Sales and marketing	23,309	5,356	32,079	13,646
Research and development	1,184	3,266	6,374	4,166
General and administrative (1)(4)	8,685	2,002	21,279	11,527
Gain on sale of business/assets (1)(2)	—	—	(159,753)	(26,842)
Other (expense) income	191	—	589	—
Provision for income taxes (3)	(1,602)	(13,477)	32,364	(12,237)
Total	$33,387	$(2,853)	$(65,442)	$(9,740)
(1): During the third quarter of 2019, we recognized a gain of $27 million related to the sale of an office building, presented within "Gain on sale of business/assets". During the third quarter of 2019, we also recognized a charitable contribution expense of $7 million related to a donation using a portion of the proceeds from the sale of the property, presented within "General and Administrative".
(2): During the first quarter of 2020, we recognized a gain of $160 million related to the divestiture of AWR, presented within "Gain on sale of Business/assets".
(3): During the fourth quarter of 2019, we recognized an income tax benefit of $11 million related to the recognition of deferred taxes on the outside basis difference of our AWR business.
(4): During the third quarter of 2020, we recognized $5 million of compensation expense related to the replacement of unvested options acquired in connection with the OptimalPlus acquisition. These amounts were accounted for as post-combination expense and will be recognized over the required service period.

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2020	2019	2020	2019
(Capitalization) and amortization of internally developed software costs
Cost of sales	$6,936	$7,012	$27,931	$27,085
Research and development	(1,248)	(1,887)	(4,043)	(9,066)
Provision for income taxes	(1,195)	(1,076)	(5,017)	(3,784)
Total	$4,493	$4,049	$18,871	$14,235

Liquidity and Capital Resources
Overview
    At December 31, 2020, we had $320 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. Our short-term investments do not include any foreign sovereign debt. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2020 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$102.5	$157.8	$260.2
	39%	61%
Short-term Investments	$48.3	$11.6	$59.9
	81%	19%
Cash, Cash Equivalents and Short-term Investments	$150.8	$169.4	$320.2
	47%	53%
Figures may not sum due to rounding.

    We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. The following table presents our working capital, cash and cash equivalents and short-term investments:

(In thousands)	December 31, 2020	December 31, 2019	Increase/ (Decrease)

Working capital	$467,655	$641,235	$(173,580)
Cash and cash equivalents (1)	260,232	194,616	65,616
Short-term investments (1)	59,923	237,983	(178,060)
Total cash, cash equivalents and short-term investments	$320,155	$432,599	$(112,444)
(1)  Included in working capital

    Our principal sources of liquidity include cash, cash equivalents, and marketable securities, as well as the cash flows generated from our operations. The primary drivers of the net decrease in working capital between December 31, 2019 and December 31, 2020 were:

•Cash, cash equivalents, and short-term investments decreased by $112 million. Additional analysis of the changes in our cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 are discussed below.
•"Accounts receivable, net" increased by $18 million which is primarily related to the timing of billings during the fourth quarter of 2020 compared to the same period in 2019. Days sales outstanding increased to 56 days at December 31, 2020, compared to 54 days at December 31, 2019.
•Inventory decreased by $6 million to $194 million at December 31, 2020, from $200 million at December 31, 2019. Inventory turns increased to 1.7 at December 31, 2020, compared to 1.5 at December 31, 2019. The decrease in inventory is primarily attributable to stronger demand for our products during the fourth quarter of 2020.
•Prepaid expenses and other current assets increased by $3 million, primarily related to the timing of prepaid insurance and maintenance contracts.
•Accounts payable and accrued expenses decreased by $1 million, primarily related to timing of invoice payments to vendors.
•Accrued compensation increased by $39 million primarily related to the restructuring initiative announced in the fourth quarter of 2020.
•The current portion of deferred revenue increased by $1 million.
•Other current liabilities increased by $22 million, primarily related to changes in the fair value of our foreign currency forward exchange contracts and the timing of certain tax payments.

•Operating lease liabilities, current increased by $2 million.
•Other taxes payable increased by $8 million, primarily related to the timing of payments for VAT and other indirect taxes.
Analysis of Cash Flow
    The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2020	2019	2018
Cash provided by operating activities	$180,767	$224,405	$274,580
Cash used by investing activities	(61,301)	(17,948)	(209,996)
Cash used by financing activities	(56,454)	(270,817)	(90,843)
Effect of exchange rate changes on cash	2,604	(410)	(4,519)
Net change in cash equivalents	65,616	(64,770)	(30,778)
Cash and cash equivalents at beginning of year	194,616	259,386	290,164
Cash and cash equivalents at end of year	$260,232	$194,616	$259,386
    Operating Activities Cash provided by operating activities for the year ended December 31, 2020 decreased by $44 million compared to the year ended December 31, 2019. This decrease was primarily due to a $110 million decrease in net income excluding the effect of non-cash items including stock-based compensation, depreciation and amortization, gain on sale of assets/business, and deferred tax benefits, and was partially offset by a $67 million increase in cash provided by operating assets and liabilities during the year

    Investing Activities Cash used by investing activities for the year ended December 31, 2020 increased by $43 million compared to the same period in 2019. During 2020 we spent $335 million on the acquisition of OptimalPlus, net of cash received, and received $160 million in proceeds from the sale of our AWR business. During 2019 we received $32 million in proceeds from the sale of an office building. In 2020 we had a net sale of short-term investments of $178 million compared to a net sale of short-term investments of $34 million during the same period in 2019. The net sale of short-term investments was primarily driven by funding needs to support our acquisition of OptimalPlus and our common stock repurchase activities. Cash outflows related to capitalized software development also decreased by $5 million and there was a decrease in capital expenditures and investments in other intangible assets of $11 million compared to the same period in 2019. Additionally, during 2020, we decreased strategic investments in equity-method investments by $4 million when compared to 2019.

Financing Activities Cash used by financing activities decreased by $214 million for 2020 compared to 2019. This was primarily related to a $97 million increase in proceeds received under our term loan, net of issuance costs and repayments, and a $123 million decrease in cash used to repurchase our common stock, partially offset by an increase of $5 million related to our quarterly dividends.(See Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our share repurchase program).

    Contractual Cash Obligations.  The following summarizes our contractual cash obligations as of December 31, 2020:

	Payments due by period
(In thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Tax payable (1)	68,870	7,247	20,843	40,780	—
Term loan	98,750	5,000	10,000	83,750	—
Operating leases	58,514	17,868	19,575	12,935	8,136
Total contractual obligations	226,134	30,115	50,418	137,465	8,136
(1) Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the Tax Cuts and Jobs Act. For further information, refer to Note 10 - Income taxes of Notes to Consolidated Financial Statements
    We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2020, we had non-cancelable operating lease obligations of approximately $59 million compared to $66 million at December 31, 2019. Rent expense under operating leases was $22 million, $23 million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively.
    The following summarizes our other commercial commitments as of December 31, 2020:

(In thousands)	Total	2021	2022	2023	2024	2025	Beyond
Purchase obligations	5,015	5,015	—	—	—	—	—
Total commercial commitments	$5,015	$5,015	$—	$—	$—	$—	$—
    Purchase obligations primarily represent purchase commitments for customized inventory and inventory components. As of December 31, 2020, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.0 million over the next twelve months. At December 31, 2019, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $6.5 million.
    At December 31, 2020, we did not have any material outstanding guarantees for payment of customs and foreign grants. At December 31, 2019, we had no outstanding guarantees for payment of customs and foreign grants.
    Credit Agreement.  Refer to Note 15 - Debt of Notes to Consolidated Financial Statements for additional details on our secured term loan and secured revolving loan facilities. As of December 30, 2020, we had $114 million in available borrowing capacity under the revolving loan facility. Proceeds of additional borrowings made under the Amended and Restated Credit Agreement (the "Credit Agreement") may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement.
    Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
    Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations as well as from the purchase of common stock through our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our unsecured revolving line of credit under our Credit Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
•repurchase of our common stock;
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
•Revenue recognition
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
Due to the various benefits from and the nature of software licenses sold under enterprise-wide licensing program, judgment is required to identify the distinct performance obligations, determine the SSP for certain performance obligations that is not directly observable, and assess the pattern of delivery, including the utilization of certain benefits across our portfolio of customers.
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
•Valuation of acquired intangible assets
When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.
•Estimating allowances, specifically the adjustment for excess and obsolete inventories
We also make estimates about the net realizable value of our inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $17.0 million and $15.5 million at December 31, 2020 and 2019, respectively. Significant judgments and estimates must be made and used in connection with establishing this allowance. Material differences may result in the amount and timing of inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

•Accounting for costs of computer software
We capitalize costs related to the development and acquisition of certain software products. Capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Technological feasibility for our products is established when the product is available for beta release. Judgment is required in determining when technological feasibility of a product is established. Amortization is computed on an individual product basis for those products available for market and has been recognized based on the product’s estimated economic life, generally three years. At each balance sheet date, the unamortized costs are reviewed by management and reduced to net realizable value when necessary. As of December 31, 2020 and 2019, unamortized capitalized software development costs were $32 million and $56 million, respectively.
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
•Impairment of long-lived and intangible assets
We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have one operating segment and one reporting unit. In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2020. No impairment of goodwill and long-lived and intangible assets was identified during 2020 and 2019. Goodwill is deductible for tax purposes in certain jurisdictions. Factors considered important which could trigger an impairment review include the following:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends; and
•our market capitalization relative to net book value.
When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2020 and 2019, we had goodwill of approximately $468 million and $262 million, respectively.
•Accounting for income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $93 million and $86 million at December 31, 2020 and December 31, 2019, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).
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

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary continue to benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $4.7 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively. Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday resulted in income tax benefits of $2.0 million and $3.4 million for the years ended December 31, 2020 and 2019, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2020 and 2019 was a benefit of $0.02 and $0.03 per share.
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
•Loss contingencies
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
•Accounting for costs related to exit or disposal activities
Costs related to exit or disposal activities incurred as part of our recent restructuring activities may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs related to exit activities. We recognize voluntary termination benefits when the employee accepts the offered benefit arrangement. We recognize involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, we recognize the charges once they are probable and the amounts are estimable. If the latter, we recognize the charges once the benefits have been communicated to employees.
Restructuring activities associated with assets would be recorded as an adjustment to the basis of the asset, not as a liability. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we accelerate the recognition of depreciation to reflect the use of the asset over its shortened useful life.
Accounting Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net sales, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of issuance of this Form 10-K.
Our estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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
    The vast majority of our sales outside of the U.S. are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in the foreign currency exchange rates. The change in exchange rates had the effect of decreasing our consolidated sales by $6 million in the year ended December 31, 2020 and decreasing our consolidated sales by $18.9 million in the year ended December 31, 2019. As most of our international operating expenses are also incurred in local currencies, the change in exchange rates had the effect of decreasing our consolidated operating expenses by $3 million in the year ended December 31, 2020, and decreasing our consolidated operating expenses by $13 million in the year ended December 31, 2019.
    During 2020, there was a stronger U.S. dollar, approximately 2% stronger when compared to 2019 as measured by the St. Louis Federal Reserve U.S. dollar index, resulting in a net unfavorable impact to net sales of approximately 1%. As of February 12, 2021, the U.S. dollar index, as tracked by the St. Louis Federal Reserve is below its 10-year average, approximately 5% above its low value over that period. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent revenues and expenses and on the effectiveness of our hedging programs. In recent periods, these dynamics have also adversely affected our revenue growth in international markets and will likely pose similar challenges in the future. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

If the local currencies in which we sell our products strengthen against the U.S. dollar, we may need to lower our prices in the local currency to remain competitive in our international markets which could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we could experience a deterioration of our gross and net profit margins. To help protect against the change in the value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales and expenses over the next one to two years, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue, cost of sales and operating expenses denominated in foreign currencies with foreign currency forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Chinese yuan, British pound, Malaysian ringgit, Korean won and Hungarian forint) and limit the duration of these contracts to 40 months or less. As a result, our hedging activities only partially address our risks from foreign currency transactions, and there can be no assurance that this strategy will be successful. We do not enter into derivative contracts for speculative purposes.
    During the year ended December 31, 2020, our hedges had the effect of increasing our consolidated sales by $4.3 million, increasing our cost of sales by $2.2 million, and increasing our operating expenses by $1.6 million. During the year ended December 31, 2019, our hedges had the effect of increasing our consolidated sales by $11.7 million, increasing our cost of sales by $0.5 million, and increasing our operating expenses by $0.4 million. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impacted on our consolidated sales, cost of sales and operating expenses for the years ended December 31, 2020 and 2019).

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
    Cash, Cash Equivalents and Short-Term Investments
    At December 31, 2020, we had $320 million in cash, cash equivalents and short-term investments. See Liquidity and Capital Resources above for further discussion regarding our cash, cash equivalents and short-term investments.
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
    We account for our investments in debt and equity instruments under FASB ASC 320 Investments – Debt and Equity Securities (FASB ASC 320). Our debt investments are classified as available-for-sale and accordingly are reported at fair value, with unrealized gains and losses reported as other comprehensive income, a component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair value is determined to be other-than-temporary. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The fair value of our short-term investments at December 31, 2020 and 2019 was $60 million and $238 million, respectively. This decrease was due to our net sale of $178 million of short-term investments.
    We follow the guidance provided by FASB ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other (expense) income, net, in our Consolidated Statements of Income.

Interest Expense Risk
    We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Agreement. Borrowings under this agreement are subject to a variable interest rate.
Our total borrowings were $98.8 million as of December 31, 2020, which is currently accruing interest at a rate of 1.7%. The term loan that was amended during October 2020, comes with a commitment fee, per annum of 0.250% to 0.375%. If our term loan effective interest rates would have been higher by 100 basis points as of December 31, 2020, the change would have increased our total interest expense by $1.0 million. If the commitment fee, per annum increased to the highest rate of 0.375%, we would see an increase of $0.1 million during December 31, 2020. (See Note 15 – Debt of Notes to Consolidated Financial Statements for a further description of the loan agreement).
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
    In order to assess the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2020, a 100 basis point increase or decrease in interest rates across all maturities would have resulted in approximately a $0.2 million increase or decrease in the fair market value of our portfolio. As of December 31, 2019, a similar 100 basis point increase or decrease in interest rates across all maturities would result in approximately a $2.3 million increase or decrease in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity or if there is an other-than-temporary impairment. Actual future gains and losses associated with our investments may differ from the sensitivity analysis performed as of December 31, 2020, due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.
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
    Exchange Rate Risk
    Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2020 and December 31, 2019, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $22 million and $28 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof. Also see “Quarterly results of operations” in Item 7.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Eric Starkloff, and our Chief Financial Officer, Karen Rapp, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
Inherent Limitations Over Internal Controls
    Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Management Report on Internal Control over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting during the three months ended December 31, 2020, which were identified in connection with our evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 22, 2021, we entered into written executive employment agreements with the following executive officers: Karen Rapp, our Executive Vice President and Chief Financial Officer (who is also our Principal Financial Officer and Principal Accounting Officer); Jason Green, our Chief Revenue Officer and Executive Vice President, Portfolio BU; and Ritu Favre, our Executive Vice President, Semiconductor/Electronics, Transportation, and ADG BUs. Among other things, each executive employment agreement provides for “at will” employment, provides for compensation in the form of annual base salary and eligibility for participation in our Executive Incentive Program (“EIP”) annual bonus program with a target of 100% of base salary (except that, for Mr. Green, the target is 80% of base salary), and memorializes certain equity grants made on January 19, 2021 and contemplates future equity grants to the extent each executive is eligible, subject to Compensation Committee approval and subject to the relevant equity documents as then in effect at the Company. As of February 22, 2021, these executives’ respective annual base salaries are $480,000 for Ms. Rapp, $575,000 for Mr. Green, and $425,000 for Ms. Favre.

Each executive employment agreement provides for certain benefits in the event of involuntary termination of the executive’s employment by the Company without “Cause” or executive's resignation for “Good Reason”, each term as defined in the applicable employment agreement, in the form of (i) continuing severance pay at a rate equal to 100% of the executive’s base salary (less applicable withholding), for a period of twelve (12) months from the date of termination (but if such a termination occurs in a period beginning three (3) months prior to a “Change in Control” (as defined in the employment agreement) and ending twelve (12) months following a Change in Control, then the executive will be entitled to receive the severance amount in a lump sum in 60 days); (ii) to the extent not already earned and accrued, 100% of the executive’s EIP bonus as in effect at the time of the applicable termination or resignation (less applicable withholding); (iii) accelerated vesting of the executive’s outstanding service-based RSUs that would have vested had executive remained employed by us for twelve (12) months following the termination date, and subject to any required approval by our Compensation Committee, such approval not to be unreasonably withheld; and (iv) provided executive timely elects healthcare continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”), reimbursement of the executive for, or direct payment of, the executive’s COBRA premiums (at the coverage level in effect immediately prior to the executive’s termination) until the earlier of twelve (12) months following the termination date or the date executive becomes covered under similar plans. If we determine in our sole discretion, that we cannot provide the foregoing benefit related to COBRA premiums without potentially violating, or being subject to an excise tax under, applicable law, we will instead provide a taxable monthly payment of an equivalent amount, which will be made regardless of whether the executive elects COBRA and continue until the earlier of twelve (12) months following termination or the date the executive becomes covered under similar plans. The above benefits are subject to certain conditions set forth in each of the executive employment agreements, including, but not limited to, the executive signing and not revoking a separation agreement and release, including a general release of claims against the company and certain related persons and entities, in a form reasonably satisfactory to the Company.

Each of the executive employment agreements incorporates an exhibit, which is an updated form of Proprietary Rights Agreement, that provides for non-competition, and non-solicitation of employees, customers, and others who conduct business with the Company by the executive for twelve (12) months after the termination of executive’s employment with the Company.

With respect to each of these executives, the foregoing description of the executive employment agreements, including without limitation the description of the compensation, is qualified in its entirety by reference to the respective executive employment agreement included as Exhibits 10.36, 10.37, or 10.38 to this Form 10-K.

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
The information required by this Item pursuant to Item 402 of Regulation S-K regarding Chief Executive Office pay ratio, will appear in our Proxy Statement under the section “CEO Pay Ratio Disclosure” and such information is incorporated herein by reference.
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
    The information required by this Item pursuant to Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans will appear in our Proxy Statement under the section “Equity Compensation Plan Information” and such information is incorporated herein by reference.
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

EXHIBITS
2.1(1)
Share Purchase Agreement, dated as of May 27, 2020, among National Instruments Israel Ltd., OptimalPlus Ltd. ("OptimalPlus"), certain shareholders of OptimalPlus, National Instruments Corporation (solely for the purposes of the applicable representations, warranties and covenants of National Instruments Corporation), and Fortis Advisors, LLC (solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of OptimalPlus).

3.1(2)	Certificate of Incorporation, as amended, of the Registrant, effective May 14, 2013
3.2(3)	Amended and Restated Bylaws of the Company
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(5a)	Specimen of Common Stock certificate of the Company.
4.2 (5b)	Description of Registered Securities
10.1 (6)	1994 Employee Stock Purchase Plan, as amended.*
10.2(7)	2005 Incentive Plan.*
10.3(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.4(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.5(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.6(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.7(12)	2010 Incentive Plan.*
10.8(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.12(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.13(18)	2015 Equity Incentive Plan.*
10.14(19)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.15(20)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.16 (21)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.17(22)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.18(23)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.19(24)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.20(25)	2015 Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.21(26)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting)*
10.22(27)	National Instruments Corporation 2020 Equity Incentive Plan.*
10.23(28)	2020 Form of Restricted Stock Unit Award (Non-Employee Director).*
10.24(29)	2020 Form of Restricted Stock Unit Award (Employee Performance-Based Vesting Award).*
10.25(30)	2020 Form of Restricted Stock Unit Award (Employee Time-Based Vesting Award).*
10.26(31)	2020 Equity Incentive Plan Sub-Plan for Israeli Participants Special Provisions for Israeli Participants.*
10.25(32)	2020 Form of Restricted Stock Unit Award Agreement (Israeli Employee Time-Based Vesting Award).*
10.26(33)	Form of Indemnification Agreement.*
10.27(34)	National Instruments Corporation Executive Incentive Program*
10.31(35)
Amended and Restated Credit Agreement, dated as of June 12, 2020, among National Instruments Corporation, as borrower, the lenders referred to herein as lenders, and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender, with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners.

10.32(36)
Guaranty Agreement, dated as of June 12, 2020, among certain domestic subsidiaries of National Instruments Corporation, as guarantors, in favor of Wells Fargo Bank, National Association, as the administrative agent.

10.33(37)	Collateral Agreement, dated as of June 12, 2020, among National Instruments Corporation, and certain of its subsidiaries, as grantors, in favor of Wells Fargo Bank, National Association.
10.34(38)
First Amendment to Amended and Restated Agreement, dated as of October 30, 2020, by and among National Instruments Corporation, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.35(39)	Executive Employment Agreement between the Company and Eric H. Starkloff dated October 28, 2019, effective February 1, 2020, and amendment thereto made as of February 3, 2020.* †
10.36	Executive Employment Agreement between the Company and Karen Rapp, dated February 22, 2021.*
10.37	Executive Employment Agreement between the Company and Jason Green, dated February 22, 2021.*
10.38	Executive Employment Agreement between the Company and Ritu Favre, dated February 22, 2021.*
10.39(40)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.40(41)	Transition Agreement between the Company and Alexander M. Davern, dated October 28, 2019.*
10.41(42)	Separation Agreement between National Instruments Corporation and Alexander M. Davern, dated May 5, 2020.*
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the fiscal quarter ended June 30, 2020.
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2019 (File No. 000-25426).
(4)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A filed on April 27, 2004 (File No. 000-25426).
(5a)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5b)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2019.
(6)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 1, 2019.
(7)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).

(9)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2014.
(18)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on April 1, 2015.
(19)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on July 31, 2015.
(20)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on July 31, 2015.
(21)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on July 31, 2015.
(22)	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on July 31, 2015.
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on July 31, 2015.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2016.
(25)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 28, 2019.
(26)	Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q filed on May 1, 2019.
(27)	Incorporated by reference to Exhibit A of the Company's Proxy Statement dated and filed on March 24, 2020.
(28)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 7, 2020.
(29)	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on May 7, 2020.
(30)	Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on May 7, 2020.
(31)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 4, 2020.
(32)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 4, 2020.
(33)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 4, 2020.
(34)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K on January 30, 2020.
(35)	Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on August 4, 2020.
(36)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on August 4, 2020.
(37)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed on August 4, 2020.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on October 30, 2020.
(39)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 20, 2020.
(40)	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q filed on May 2, 2016.
(41)	Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed on February 20, 2020.
(42)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K on May 7, 2020.
*	Management Contract or Compensatory Plan or Arrangement
†	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 23, 2021	BY:	/s/ Eric Starkloff
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

Signature	Capacity in Which Signed	Date

/s/ Eric Starkloff	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Eric Starkloff

/s/ Karen Rapp	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2021
Karen Rapp

/s/ Michael E. McGrath	Chair of the Board	February 23, 2021
Michael E. McGrath

/s/ Jim Cashman III	Director	February 23, 2021
Jim Cashman III

/s/ Alex M. Davern	Director	February 23, 2021
Alex M. Davern

/s/ Gayla J. Delly	Director	February 23, 2021
Gayla J. Delly

/s/ Gerhard Fettweis	Director	February 23, 2021
Dr. Gerhard P. Fettweis

/s/ Liam Griffin	Director	February 23, 2021
Liam Griffin

/s/ Duy-Loan T. Le	Director	February 23, 2021
Duy-Loan T. Le

/s/ Charles J. Roesslein	Director	February 23, 2021
Charles J. Roesslein

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Valuation of Acquired Intangible Assets
Description of the Matter	As described in Note 18 to the consolidated financial statements, the Company completed its acquisition of Optimal Plus Ltd. (“OptimalPlus”) during 2020 for total consideration of $353 million. This transaction is being accounted for as a business combination using the acquisition method of accounting.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of developed technology of $82.4 million, customer relationships of $30.1 million, in-process research and development of $10.4 million and other intangible assets of $6.1 million. These intangible assets were valued using the discounted cash flow method under the income approach. The significant assumptions used to estimate the value of the intangible assets were anticipated revenue growth rates and the technology migration curves, each of which are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the fair value of the identified intangible assets, including the review of the valuation models and significant assumptions used in the valuation models.

To test the estimated fair value of the intangible assets, our audit procedures included, among others, evaluating the Company's valuation methodology and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. To test the significant assumptions, we compared them to current industry, market and economic trends, and to historical results of the acquired business. We involved our valuation specialists to assist in evaluating the methodology used by the Company and significant assumptions included in the fair value estimates.

Determining the Adjustment for Excess and Obsolete Inventories
Description of the Matter	As described in Note 1 to the financial statements, inventory is presented net of the adjustment for excess and obsolete inventories which is the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. As of December 31, 2020, the Company’s net inventory balance was $194.0 million, net of the adjustment for excess and obsolete inventories of $17.0 million.

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
Determining Reserve for Uncertain Tax Positions
Description of the Matter	As described in Note 10 to the financial statements, the Company operates in a complex multinational tax environment and is subject to international tax law and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2020, the Company accrued liabilities of $10.9 million with respect to uncertain tax positions including transfer pricing.

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

February 23, 2021

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Instruments Corporation

Opinion on Internal Control over Financial Reporting

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Austin, Texas

February 23, 2021

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$260,232	$194,616
Short-term investments	59,923	237,983
Accounts receivable, net	266,869	248,872
Inventories, net	194,012	200,410
Prepaid expenses and other current assets	68,470	65,477
Total current assets	849,506	947,358
Property and equipment, net	254,399	243,717
Goodwill	467,547	262,242
Intangible assets, net	172,719	84,083
Operating lease right-of-use assets	67,674	70,407
Other long-term assets	72,643	44,082
Total assets	$1,884,488	$1,651,889
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$51,124	$52,192
Accrued compensation	87,068	47,732
Deferred revenue - current	132,151	131,445
Other lease liabilities - current	15,801	13,431
Other taxes payable	48,129	40,607
Debt, current	5,000	—
Other current liabilities	42,578	20,716
Total current liabilities	381,851	306,123
Deferred income taxes	25,288	14,065
Income tax payable - non-current	61,623	69,151
Liability for uncertain tax positions	10,868	6,652
Deferred revenue - non-current	36,335	33,480
Operating lease liabilities - non-current	35,854	40,650
Debt, non-current	92,036	—
Other long-term liabilities	15,762	5,418
Total liabilities	659,617	475,539
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,246,615 and 130,504,535 shares issued and outstanding, respectively	1,312	1,305
Additional paid-in capital	1,033,284	953,578
Retained earnings	211,101	242,537
Accumulated other comprehensive loss	(20,826)	(21,070)
Total stockholders’ equity	1,224,871	1,176,350
Total liabilities and stockholders’ equity	$1,884,488	$1,651,889
 The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Net sales:
Product	$1,137,603	$1,215,014	$1,220,027
Software maintenance	149,068	138,201	139,105
Total net sales	1,286,671	1,353,215	1,359,132

Cost of sales:
Product	359,861	329,364	325,208
Software maintenance	11,260	7,527	8,519
Total cost of sales	371,121	336,891	333,727

Gross profit	915,550	1,016,324	1,025,405

Operating expenses:
Sales and marketing	465,509	473,392	482,576
Research and development	280,381	272,452	261,072
General and administrative	129,863	122,768	108,878
Total operating expenses	875,753	868,612	852,526
Gain on sale of business/asset	159,753	26,842	—
Operating income	199,550	174,554	172,879

Other (expense) income	(788)	5,990	3,574
Income before income taxes	198,762	180,544	176,453
Provision for income taxes	55,103	18,393	21,396

Net income	$143,659	$162,151	$155,057

Basic earnings per share	$1.10	$1.23	$1.17

Weighted average shares outstanding - basic	131,082	131,722	131,987

Diluted earnings per share	$1.09	$1.22	$1.16

Weighted average shares outstanding - diluted	131,799	132,734	133,274

Dividends declared per share	$1.04	$1.00	$0.92
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2020	2019	2018

Net income	$143,659	$162,151	$155,057
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	15,765	(3,346)	(9,768)
Unrealized (loss) gain on securities available-for-sale	(398)	1,141	(378)
Unrealized (loss) gain on derivative instruments	(19,693)	(2,629)	12,525
Other comprehensive (loss) income, before tax	(4,326)	(4,834)	2,379
Tax (benefit) provision related to items of other comprehensive income	(4,570)	(695)	2,801
Other comprehensive (loss) income, net of tax	244	(4,139)	(422)
Comprehensive income	$143,903	$158,012	$154,635
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$143,659	$162,151	$155,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,064	73,541	70,667
Stock-based compensation	58,376	51,438	37,616
Disposal gain on sale of business/assets	(159,753)	(26,842)	—
Deferred income taxes	7,771	(12,680)	(11,738)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(17,260)	(7,193)	8,446
Inventories	7,617	(6,773)	(10,642)
Prepaid expenses and other assets	(2,485)	(7,926)	12,628
Accounts payable and accrued expenses	(10)	4,034	(3,976)
Deferred revenue	6,417	5,579	19,061
Taxes, accrued compensation, and other current liabilities	49,371	(10,924)	(2,539)
Net cash provided by operating activities	180,767	224,405	274,580

Cash flow from investing activities:
Capital expenditures	(49,652)	(60,857)	(34,659)
Proceeds from sale of assets/business, net of cash divested	160,266	32,492	—
Capitalization of internally developed software	(4,054)	(9,065)	(14,208)
Additions to other intangibles	(1,441)	(1,209)	(5,399)
Acquisitions of equity-method investments	(9,761)	(13,670)	—
Acquisitions, net of cash received	(334,981)	—	(5,534)
Purchases of short-term investments	(206,330)	(185,267)	(313,726)
Sales and maturities of short-term investments	384,652	219,628	163,530
Net cash used in investing activities	(61,301)	(17,948)	(209,996)

Cash flow from financing activities:
Proceeds from term loan	170,000	—	—
Payments on term loan	(71,250)	—	—
Proceeds from revolving line of credit	20,000	—	—
Payments of revolving line of credit	(20,000)	—	—
Debt issuance costs	(1,893)	—	—
Proceeds from issuance of common stock	31,947	33,191	31,601
Repurchase of common stock	(48,713)	(171,316)	—
Dividends paid	(136,545)	(131,855)	(121,537)
Other	—	(837)	(907)
Net cash used in financing activities	(56,454)	(270,817)	(90,843)

Effect of exchange rate changes on cash	2,604	(410)	(4,519)

Net change in cash and cash equivalents	65,616	(64,770)	(30,778)
Cash and cash equivalents at beginning of period	194,616	259,386	290,164
Cash and cash equivalents at end of period	$260,232	$194,616	$259,386
Supplemental disclosures:
Interest paid	$1,131	$—	$78
Income taxes paid	$45,182	$46,096	$32,786
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2017	130,978,947	1,310	829,979	313,241	(16,509)	1,128,021
Net income	—	—	—	155,057	—	155,057
Other comprehensive loss, net of tax	—		—	—	(422)	(422)
Issuance of common stock under employee plans, including tax benefits	1,676,994	17	30,677	—	—	30,694
Stock-based compensation	—	—	36,888	—	—	36,888
Adoption of ASU 2014-09	—	—	—	9,657	—	9,657
Dividends paid	—	—	—	(121,537)	—	(121,537)
Balance at December 31, 2018	132,655,941	1,327	897,544	356,418	(16,931)	1,238,358
Net income	—	—	—	162,151	—	162,151
Other comprehensive loss, net of tax	—		—	—	(4,139)	(4,139)
Issuance of common stock under employee plans, including tax benefits	1,848,594	18	32,336	—	—	32,354
Stock-based compensation	—	—	50,797	—	—	50,797
Repurchase of common stock	(4,000,000)	(40)	(27,099)	(144,177)	—	(171,316)
Dividends paid	—	—	—	(131,855)	—	(131,855)
Balance at December 31, 2019	130,504,535	$1,305	$953,578	$242,537	$(21,070)	$1,176,350
Net income	—	—	—	143,659	—	143,659
Other comprehensive income, net of tax	—		—	—	244	244
Issuance of common stock under employee plans, including tax benefits	2,132,137	21	31,926	—	—	31,947
Stock-based compensation	—	—	57,929	—	—	57,929
Repurchase of common stock	(1,390,057)	(14)	(10,149)	(38,550)	—	(48,713)
Dividends paid	—	—	—	(136,545)	—	(136,545)
Balance at December 31, 2020	131,246,615	$1,312	$1,033,284	$211,101	$(20,826)	$1,224,871
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
Reclassifications

As further discussed below, certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on our previously reported net income or cash flows:

•Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEA region in Note 2 - Revenue of Notes to Consolidated Financial Statements. In the second quarter of 2020, we began including these amounts within the APAC (Australia, India, New Zealand, Southeast Asia, China, South Korea and Japan) geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the December 31, 2020 presentation. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for our revenue disaggregated by geographic region which now include the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East, and Africa) and APAC.

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

Gain on Sale of Business/Assets

Sale of Office Building

    During the twelve months ended December 31, 2019, we recognized a gain of $26.8 million from the sale of our 136,000 square foot office building and property located at 6504 Bridgepoint Parkway, Austin, Texas. At the time of sale, we did not occupy the building and had been leasing the building to third parties for several years. The disposal gain is presented as "Gain on sale of business/asset" in the Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment.

Divestiture of AWR

    On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/asset" in the consolidated statements of income, which also included approximately $1 million of transaction costs.
The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Assets
Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total Assets	$16,320

Liabilities
Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	$744

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

Due to the various benefits from and the nature of our enterprise agreement program, judgment is required to assess the pattern of delivery, including the utilization of certain benefits across our portfolio of customers. Additionally, whether a renewal option represents a distinct performance obligation could significantly impact the timing of revenue recognized.

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
Accounts Receivable
    Accounts receivable are recorded net of allowance for credit losses of $6.5 million and $3.5 million at December 31, 2020 and 2019, respectively. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical bad debts, customer concentrations, customer creditworthiness and current economic trends.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2018	Allowance for credit losses	$2,892	$1,135	537	$3,490
2019	Allowance for credit losses	$3,490	$396	343	$3,543
2020	Allowance for credit losses	$3,543	$3,669	693	$6,519

Contract Liabilities
    We recognize contract liabilities, presented in our Consolidated Balance Sheet as "Deferred revenue" when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for additional information, including changes in our contract liability during the years ended December 31, 2020 and December 31, 2019.
Refund Liability
    A refund liability for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns refund liability. Our sales return refund liability was $2.6 million at each of December 31, 2020 and 2019 and is presented within "Other Current Liabilities" on our balance sheet.
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
We periodically assess our available-for-sale debt securities for impairment and credit losses based on the specific identification method. We record an allowance for credit loss when a decline in fair value is due to credit-related factors. We consider various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that a credit-related impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell a security and it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in “Other (expense) income” in our Consolidated Statements of Income, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).

In addition, we from time to time make equity investments in non-publicly traded companies. Equity investments in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Our proportionate share of income or loss is recorded in "Other (expense) income" in the Consolidated Statement of Income. All other non-marketable equity investments do not have readily determinable fair values and are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. We periodically review our non-marketable equity investments for other-than-temporary declines in fair value and write-down specific investments to their fair values when we determine that an other-than-temporary decline has occurred. .
    We did not record any other-than-temporary impairments on our investment securities during 2020, 2019, and 2018.

Inventories, net
    Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
    Inventory is shown net of adjustment for excess and obsolete inventories of $17.0 million, $15.5 million and $15.4 million at December 31, 2020, 2019 and 2018, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2018	Adjustment for excess and obsolete inventories	$16,447	$7,870	8,932	$15,385
2019	Adjustment for excess and obsolete inventories	$15,385	$6,046	5,942	$15,489
2020	Adjustment for excess and obsolete inventories	$15,489	$8,163	6,616	$17,036

Property and equipment, net
    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from twenty to forty years for buildings, and three to seven years for purchased internal use software and for equipment which are each included in furniture and equipment.
Business combinations
We account for business combinations using the acquisition method of accounting and, accordingly, allocate the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the businesses acquired are included in our consolidated statement of income beginning on the date of the acquisition.
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
    We use the services of outside counsel to search for, document, and apply for patents. Those costs, along with any filing or application fees, are capitalized. Costs related to patents which are abandoned are written off. Once a patent is granted, the patent costs are amortized ratably over the legal life of the patent, generally three to seventeen years.
Leasehold improvements are amortized over the shorter of the life of the lease or the asset.
Intangible assets with finite useful lives, including developed technology, customer-related intangible assets, patents, trademarks, and backlog are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.
Intangible assets related to in-process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, the associated assets would be deemed long-lived and would then be amortized based on their respective estimated useful lives at that point in time. Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of our fiscal year. In testing indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment of whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, and, if so, we then quantitatively compare the fair value of the indefinite-lived intangible asset to its carrying amount. We determine the fair value of our indefinite-lived intangible assets using a discounted cash flow method.

The carrying values of long-lived assets, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, a recoverability test is performed utilizing undiscounted cash flows expected to be generated by that asset or asset group compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment..
Goodwill
    The excess purchase price over the fair value of assets acquired is recorded as goodwill. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to either our existing reporting unit or a newly identified reporting unit as of the date of the acquisition. In the event a disposal group meets the definition of a business, goodwill is allocated to the disposal group based on the relative fair value of the disposal group to the related reporting unit. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2020.  No impairment of goodwill was identified during 2020 and 2019. Goodwill is deductible for tax purposes in certain jurisdictions.
Concentrations of credit risk
    At December 31, 2020, we had $320 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. The most significant of our operating accounts was our Malaysian Citibank operating account which held approximately $13 million or 5% of our total cash and cash equivalents at a bank that carried Baa1/BBB+/A ratings at December 31, 2020.
    The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2020 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$102.5	$157.8	$260.2
	39%	61%
Short-term Investments	$48.3	$11.6	$59.9
	81%	19%
Cash, Cash Equivalents and Short-term Investments	$150.8	$169.4	$320.2
	47%	53%
Figures may not sum due to rounding.
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
    Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3% of our sales for the years ended December 31, 2020, 2019, and 2018, respectively. The largest trade account receivable from any individual customer at December 31, 2020 was approximately $9.5 million.

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
    The warranty reserve for the years ended December 31, 2020, 2019, and 2018 was as follows:

(In thousands)
	2020	2019	2018
Balance at the beginning of the year	$2,561	$3,173	$2,846
Accruals for warranties issued during the year	2,668	2,356	3,026
Accruals related to pre-existing warranties	486	(376)	389
Settlements made (in cash or in kind) during the year	(2,843)	(2,592)	(3,088)
Balance at the end of the year	$2,872	$2,561	$3,173
Loss contingencies
    We accrue for probable losses from contingencies, including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.
Other (Expense) Income
Other (expense) income consisted of the following amounts (in thousands):

	2020	2019	2018
Interest income	$3,899	$8,129	$5,896
Interest expense	(1,883)	(40)	(151)
(Loss) Gain from equity-method investments	(2,942)	(1,064)	1,839
Net foreign exchange loss	(141)	(1,846)	(3,423)
Other	279	811	(587)
Other (expense) income	$(788)	$5,990	$3,574
Advertising expense
    We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was $15 million, $7 million, and $8 million, respectively.
Foreign currency translation
    The functional currency for a substantial majority of our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at average rates. The resulting gains or losses from translation are included in a separate component of other comprehensive income. Gains and losses resulting from re-measuring monetary asset and liability accounts that are denominated in a currency other than a subsidiary’s functional currency are included in net foreign exchange gain (loss) and are included in net income.

Foreign currency hedging instruments
    All of our derivative instruments are recognized on the balance sheet at their fair value. We currently use foreign currency forward contracts to hedge our exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows.
    On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency cash flows to be received or paid (“cash flow” hedge) or as a hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and that are deemed to be highly effective are recorded in other comprehensive income. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. We do not enter into derivative contracts for speculative purposes.
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
Leases
We identify leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. Specifically, we consider whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. We combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with the non-lease components (e.g., common-area maintenance costs) for our office leases. For our leases of other asset classes that contain both lease components and non-lease components, we allocate the consideration in the contract to each component based on its standalone price.
Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the related asset and obligation at the present value of lease payments. The discount rate used to calculate the present value of the lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancellable period for which we have the right to use the asset and may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Operating leases are recognized as a single lease cost on a straight-line basis over the lease term. Our remaining lease terms range from approximately 1 year to 93 years, some of which may include options to extend the lease for up to 9 years, and some of which may include options to terminate the leases within 1 year. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets.
Amounts related to finance lease activities and income from leasing activities were not material for the periods presented. Refer to Note 9 – Leases for further information on our lease balances.
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
    The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2020, 2019, and 2018 are as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018
Weighted average shares outstanding-basic	131,082	131,722	131,987
Plus: Common share equivalents
RSUs	717	1,012	1,287
Weighted average shares outstanding-diluted	131,799	132,734	133,274
    Stock awards to acquire 251,400 shares, 94,200 shares, and 11,400 shares for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
Stock-based compensation
    Stock-based compensation costs are based on the fair value on the date of grant for all RSUs and on the date of enrollment for the employee stock purchase plan. We recognize compensation expense ratably over the requisite service period of the awards. Performance-based restricted stock units ("PRSUs") are RSU awards that vest based on a market condition. The market condition currently used is our stockholder return relative to the total stockholder return of the companies included in the Russell 2000 Index at the end of the three-year performance period.
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
Comprehensive income
    Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2020, 2019, and 2018 was $144 million, $158 million and $155 million, respectively.
Recently Adopted Accounting Pronouncements

Current Expected Credit Losses ("CECL")

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. We adopted the new standard on January 1, 2020 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contracts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the consolidated income statement as the related fees of the arrangement. We adopted the new standard on January 1, 2020. The new standard did not have a material impact on our consolidated financial statements and related disclosures.
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

Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients for contracts, hedging relationships, and other transactions that reference LIBOR or another rate expected to be discontinued at the end of 2021 due to reference rate reform. The update is effective immediately and may be applied prospectively to contracts and other transactions entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

Note 2 - Revenue

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEA region. In the second quarter of 2020, we began including these amounts within APAC geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the December 31, 2020 presentation. The geographic regions are now presented as the Americas, EMEA and APAC to reflect this change.

Total net sales based on the disaggregation criteria described above are as follows:

		Year Ended December 31,
	2020
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$430,779	$77,669	$508,448
EMEA	263,473	82,162	345,635
APAC	391,937	40,651	432,588
Total net sales (1)	$1,086,189	$200,482	$1,286,671

		Year Ended December 31,
	2019
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$446,703	$91,976	$538,679
EMEA	299,850	76,700	376,550
APAC	401,191	36,795	437,986
Total net sales (1)	$1,147,744	$205,471	$1,353,215

		Year Ended December 31,
	2018
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$451,047	$87,332	$538,379
EMEA	331,493	74,973	406,466
APAC	379,610	34,677	414,287
Total net sales (1)	$1,162,150	$196,982	$1,359,132
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

Changes in deferred revenue, current and long-term, during the twelve months ended December 31, 2020 and December 31, 2019 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2018	$159,924
Deferral of revenue billed in current period, net of recognition	116,842
Recognition of revenue deferred in prior periods	(111,417)
Foreign currency translation impact	(424)
Deferred Revenue at December 31, 2019	$164,925
Deferral of revenue billed in current period, net of recognition	124,769
Recognition of revenue deferred in prior periods	(118,308)
Acquisitions/Divestitures	(7,999)
Foreign currency translation impact	5,099
Deferred Revenue at December 31, 2020	$168,486
For the twelve months ended December 31, 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables are included in "Other current assets" and "Other long-term assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the twelve months ended December 31, 2020, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $64 million as of December 31, 2020. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of December 31, 2020, we expect to recognize approximately 48% of the revenue related to these unsatisfied performance obligations during 2021, 31% during 2022, and 21% thereafter.

Practical Expedients

As discussed in Note 1 - Operations and summary of significant accounting policies and elsewhere in Note 2 - Revenue of Notes to Consolidated Financial Statements, we have elected the following practical expedients in accordance with the new revenue standard:

•We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
•We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
•We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Investments
    The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

(In thousands)	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$59,761	$163	$(1)	$59,923
Short-term investments	$59,761	$163	$(1)	$59,923

(In thousands)	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$237,423	$628	$(68)	$237,983
Short-term investments	$237,423	$628	$(68)	$237,983
    The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

(In thousands)	As of December 31, 2020
	Adjusted Cost	Fair Value
Due in less than 1 year	$59,761	$59,923
Total available-for-sale debt securities	$59,761	$59,923

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$59,761	$59,923
Total available-for-sale debt securities	$59,761	$59,923
Equity-Method Investments

    The carrying value of our equity method investments was $25 million and $15 million as of December 31, 2020 and 2019, respectively. Our proportionate share of the income from equity-method investments is included within "Other (expense) income". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the twelve months ended December 31, 2020, 2019, and 2018.
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

    Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$145,466	$145,466	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	59,923	—	59,923	—
Derivatives	6,124	—	6,124	—
Total Assets	$211,513	$145,466	$66,047	$—

Liabilities
Derivatives	$(19,359)	—	(19,359)	—
Total Liabilities	$(19,359)	$—	$(19,359)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$87,397	$87,397	$—	$—
Corporate notes and bonds	9,962	—	9,962	—
Short-term investments available for sale:
Corporate bonds	237,983	—	237,983	—
Derivatives	8,209	—	8,209	—
Total Assets	$343,551	$87,397	$256,154	$—

Liabilities
Derivatives	$(2,872)	$—	$(2,872)	$—
Total Liabilities	$(2,872)	$—	$(2,872)	$—
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

    Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2020. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2020.
    As of December 31, 2020, our short-term investments did not include any foreign sovereign debt from any country other than the United States. All of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar.
    Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The amounts related to all assets and liabilities required to be measured at fair value on a nonrecurring basis were not material at December 31, 2020 and December 31, 2019.
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt approximates fair value.
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
    We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 60% of our net sales during each of the years ended December 31, 2020, 2019, and 2018. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
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
Cash flow hedges
    To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted revenue and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We purchase foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won, and Chinese yuan) and limit the duration of these contracts to 40 months or less.

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
    We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2020	As of December 31, 2019
Chinese yuan	$45,553	$32,970
Euro	219,115	130,122
Japanese yen	73,399	53,527
Hungarian forint	82,429	95,228
British pound	25,133	13,988
Malaysian ringgit	36,249	32,725
Korean won	$22,301	$24,728
Total forward contracts notional amount	$504,179	$383,288
    The contracts in the foregoing table had contractual maturities of 36 months or less as of December 31, 2020 and December 31, 2019.
    At December 31, 2020, we expect to reclassify $11.4 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.3 million of gains on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $0.1 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2020. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
    Other Derivatives
    Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of December 31, 2020 and December 31, 2019, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $89 million and $41 million, respectively.

    The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

	Asset Derivatives
	December 31, 2020		December 31, 2019
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,564	Prepaid expenses and other current assets	$7,039

Foreign exchange contracts - LT forwards	Other long-term assets	3,117	Other long-term assets	970
Total derivatives designated as hedging instruments		$4,681		$8,009

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,443	Prepaid expenses and other current assets	$200
Total derivatives not designated as hedging instruments		$1,443		$200

Total derivatives		$6,124		$8,209

	Liability Derivatives
	December 31, 2020		December 31, 2019
(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(12,549)	Other current liabilities	$(2,089)

Foreign exchange contracts - LT forwards	Other long-term liabilities	(6,328)	Other long-term liabilities	(351)
Total derivatives designated as hedging instruments		$(18,877)		$(2,440)

Derivatives not designated as hedging instruments

Foreign exchange contracts - ST forwards	Other current liabilities	$(482)	Other current liabilities	$(432)
Total derivatives not designated as hedging instruments		$(482)		$(432)

Total derivatives		$(19,359)		$(2,872)

    The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2020 and 2019, respectively:

December 31, 2020
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(22,813)	Net sales	$4,322

Foreign exchange contracts - forwards	1,925	Cost of sales	(2,165)

Foreign exchange contracts - forwards	1,194	Operating expenses	(1,603)
Total	$(19,694)		$554

December 31, 2019
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(1,286)	Net sales	$11,709

Foreign exchange contracts - forwards	(707)	Cost of sales	(482)

Foreign exchange contracts - forwards	(636)	Operating expenses	(383)
Total	$(2,629)		$10,844

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2020	December 31, 2019
Foreign exchange contracts - forwards	Other (expense) income	$810	$(348)

Total		$810	$(348)
    Gains or losses recognized in OCI on our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 6 – Inventories
    Inventories, net at December 31, 2020 and December 31, 2019 consist of the following:

(In thousands)	December 31, 2020	December 31, 2019

Raw materials	$99,942	$110,078
Work-in-process	11,307	10,613
Finished goods	82,763	79,719
Total	$194,012	$200,410
Note 7 – Property and equipment
    Property and equipment at December 31, 2020 and December 31, 2019, consist of the following:

(In thousands)	December 31, 2020	December 31, 2019

Land	$12,424	$12,366
Buildings	232,094	219,473
Furniture and equipment	427,807	415,216
	672,325	647,055
Accumulated depreciation	(417,926)	(403,338)
Total, net	$254,399	$243,717
    Depreciation expense for the years ended December 31, 2020, 2019, and 2018, was $40 million, $38 million and $37 million, respectively.
Note 8 – Intangible assets and Goodwill
    Intangible assets at December 31, 2020 and December 31, 2019 are as follows:

(In thousands)	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$120,372	$(88,827)	$31,545	$132,789	$(76,910)	$55,879
Acquired technology	105,486	(17,913)	87,573	91,900	(87,917)	3,983
Patents	35,803	(25,578)	10,225	35,609	(23,993)	11,616
Other	67,714	(24,338)	43,376	44,490	(31,885)	12,605
Total	$329,375	$(156,656)	$172,719	$304,788	$(220,705)	$84,083
    Software development costs capitalized in 2020, 2019, and 2018 were $4 million, $10 million, and $15 million, respectively, and related amortization expense was $29 million, $28 million, and $27 million, respectively. Capitalized software development costs for the years ended December 31, 2020, 2019, and 2018 included costs related to stock-based compensation of $0.3 million, $0.5 million and $0.7 million, respectively. The related amounts in the table above are net of fully amortized assets.
    Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which range from three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, generally three to seventeen years. Total intangible assets amortization expenses were $48 million, $37 million, and $35 million for the years ended December 31, 2020, 2019, and 2018, respectively.

    Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average remaining useful lives of 1.8 years, 3.3 years, 3.7 years, and 2.7 years, respectively, as of December 31, 2020. The estimated future amortization expense related to intangible assets as of December 31, 2020 was as follows:

Amount
(In thousands)
2021	$50,280
2022	35,865
2023	28,212
2024	24,550
2025	20,637
Thereafter	13,175
Total	$172,719
Goodwill
    A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2018	$264,530
Foreign currency translation impact	(2,288)
Balance as of December 31, 2019	$262,242
Acquisitions	203,065
Divestiture	(7,221)
Foreign currency translation impact	9,461
Balance as of December 31, 2020	$467,547

Note 9 – Leases
    The components of operating lease expense were as follows:

	Twelve Months Ended	Twelve Months Ended
(In thousands)	December 31, 2020	December 31, 2019
Operating Lease Cost (a)	21,637	$22,708
(a) includes variable and short-term lease costs

    Supplemental cash flow information related to operating leases were as follows:

	Twelve Months Ended	Twelve Months Ended
(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease liabilities	$20,005	$20,919
Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$12,252	$18,938
    Maturities of lease liabilities as of December 31, 2020 were as follows:

(In thousands)
Years ending December 31,		Operating Leases
2021		$17,868
2022		11,557
2023		8,018
2024		7,467
2025		5,468
Thereafter		8,136
Total future minimum lease payments		58,514
Less imputed interest		6,859
Total		$51,655

	Twelve Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (years)
Operating Leases	4.6	5.3

Weighted Average Discount Rate
Operating Leases	4.9%	5.3%
    As of December 31, 2020, we have additional operating leases, that have not commenced during the period, which were not material.
Note 10 – Income taxes
    The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Domestic	$189,486	$98,476	$56,068
Foreign	9,276	82,068	120,385
Total	$198,762	$180,544	$176,453

    The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Current tax expense:
U.S. federal	$25,949	$18,212	$15,898
State	4,793	2,705	2,963
Foreign	16,590	10,156	14,273
Total current	$47,332	$31,073	$33,134
Deferred tax expense (benefit):
U.S. federal	$10,056	$(9,168)	$(10,724)
State	885	(1,218)	1,134
Foreign	(5,100)	(3,045)	(2,148)
Total deferred	$5,841	$(13,431)	$(11,738)
Change in valuation allowance	1,930	751	—
Total provision	$55,103	$18,393	$21,396
    Deferred tax liabilities (assets) at December 31, 2020 and 2019 were as follows:

(In thousands)	December 31,
	2020	2019
Capitalized software	$7,134	$12,202
Depreciation and amortization	11,142	11,756
Intangible assets	29,384	13,490
Right of use asset	9,029	9,833
Unrealized exchange loss	3,658	1,176
Undistributed earnings of foreign subsidiaries	2,600	3,482
Gross deferred tax liabilities	62,947	51,939
Operating loss carryforwards	(101,187)	(87,074)
Vacation and other accruals	(6,296)	(4,979)
Inventory valuation and warranty provisions	(2,178)	(2,317)
Doubtful accounts and sales provisions	(1,435)	(860)
Unrealized gain on derivative instrument	(3,394)	(1,052)
Deferred revenue	(6,831)	(7,708)
Operating lease liabilities	(9,737)	(10,426)
Accrued expenses	(213)	(262)
Global intangible low-taxed income	(2,580)	(3,444)
Stock-based compensation	(6,384)	(5,809)
Foreign tax credit carryforward	(1,016)	(674)
Outside basis difference on asset held for sale	—	(10,762)
Cumulative translation adjustment on undistributed earnings	(451)	(985)
Other	(4,246)	(2,072)
Gross deferred tax assets	(145,948)	(138,424)
Valuation allowance	93,042	85,516
Net deferred tax liability	$10,041	$(969)

    A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21%	21%	21%
Foreign taxes greater (less) than federal statutory rate	6	—	(4)
Outside basis difference on asset held for sale	2	(6)	—
Research and development tax credits	(2)	(3)	(2)
Enhanced deduction for certain research and development expenses	(2)	(3)	(4)
State income taxes, net of federal tax benefit	1	—	2
Nondeductible officer compensation	1	1	—
Change in intercompany prepaid tax asset	1	—	(1)
Foreign-derived intangible income deduction	(2)	(3)	(1)
Global intangible low-taxed income inclusion ("GILTI")	—	1	2
Amortization of intangible assets	1	—	—
Transition tax on deferred foreign income	—	1	1
Global intangible low-taxed income deferred	—	—	(2)
Foreign tax on undistributed foreign earnings	—	—	(1)
Other	1	1	1
Effective tax rate	28%	10%	12%
    The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the "Tax Act"). The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In 2018 and 2017, we recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of electing to account for GILTI in deferred taxes. As of December 31, 2017, we recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations. During 2018, we reduced the provisional amounts recorded at December 31, 2017 by $4.2 million and included these adjustments as a reduction of income tax expense from continuing operations. During 2019, we recorded a $2.6 million net tax expense related to an increase in the 2017 one-time transition tax on accumulated foreign earnings as a result of final tax regulations issued in 2019.

    As of December 31, 2020, we had federal tax net operating loss carryforwards of $1.6 million, which may be carried forward indefinitely, and tax credit carryforwards of $1.0 million which expire during the years 2021 to 2030. Certain of these carryforwards are subject to limitations following a change in ownership. We do not expect to utilize certain of these tax credit carryforwards and have recorded a valuation allowance of $1.0 million against those credits at December 31, 2020.
    As of December 31, 2020, 34 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $1,073 million, of which $999 million expires during the years 2021 to 2038 and $74 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
    Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2020.

    Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday in Malaysia resulted in income tax benefits of $2.0 million and $3.4 million for the years ended December 31, 2020 and 2019, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2020 and 2019 was a benefit of $0.02 and $0.03 per share, respectively.
    We have not provided for foreign withholding or distribution taxes on approximately $4.2 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2020. These earnings would become subject to withholding or distribution taxes of approximately $503,000, if they were remitted to the parent company as dividends. We intend to permanently reinvest these undistributed earnings.
    We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Balance at beginning of period	$6,030	$8,365
Additions based on tax positions related to the current year	6,866	776
Reductions as a result of settlement with taxing authorities	—	(640)
Reductions as a result of the closing of open tax periods	(2,408)	(2,471)
Balance at end of period	$10,488	$6,030
    All of our gross unrecognized tax benefits at December 31, 2020 would affect our effective income tax rate if recognized. As of December 31, 2020, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
    We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2020 and 2019, we recognized interest expense related to uncertain tax positions of approximately $0.3 million and $0.4 million, respectively. As of December 31, 2020, and 2019, we had approximately $0.4 million and $0.6 million accrued for interest related to uncertain tax positions, respectively.
    The tax years 2014 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.   The Internal Revenue Service concluded an examination of our U.S. income tax returns for 2010 and 2011 in the third quarter of 2014.

Note 11 – Comprehensive income
    Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and debt securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2020 and 2019, consisted of the following:

	December 31, 2020
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2019	$(25,831)	$(85)	$4,846	$(21,070)
Current-period other comprehensive income (loss)	15,765	(398)	(19,139)	(3,772)
Reclassified from accumulated OCI into income	—	—	(554)	(554)
Income tax benefit (expense)	—	57	4,513	4,570
Balance as of December 31, 2020	$(10,066)	$(426)	$(10,334)	$(20,826)

	December 31, 2019
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2018	$(22,485)	$(1,308)	$6,862	$(16,931)
Current-period other comprehensive (loss) income	(3,346)	1,141	8,215	6,010
Reclassified from accumulated OCI into income	—	—	(10,844)	(10,844)
Income tax benefit (expense)	—	82	613	695
Balance as of December 31, 2019	$(25,831)	$(85)	$4,846	$(21,070)

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

Restricted stock unit plans
    Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) in May 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Plan (the "1994 Plan"), which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.
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
    Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2015 Plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994, 2005, and 2010 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards generally vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2015 Plan terminated on May 5, 2020, except with respect to the outstanding awards previously granted thereunder. There were 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020.

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994, 2005, 2010 and 2015 Plans as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three, or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 4,562,726 shares available for grant under the 2020 Plan as of December 31, 2020.
    During the year ended December 31, 2020, we did not make any changes in accounting principles or methods of estimates related to the 2010, 2015 and 2020 Plans.  Transactions under our 2010 Plan, 2015 Plan and 2020 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2017	3,152,964	$31.07
Granted	1,100,067	$48.42
Earned	(823,816)	$30.78
Canceled	(250,679)	$34.13
Outstanding at December 31, 2018	3,178,536	$36.91
Granted	1,306,387	$46.76
Earned	(958,995)	$35.86
Canceled	(236,291)	$38.82
Outstanding at December 31, 2019	3,289,637	$40.99
Granted	2,347,725	$40.27
Earned	(1,105,559)	$40.02
Canceled	(490,541)	$40.74
Outstanding at December 31, 2020	4,041,262	$40.88
    Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $125.2 million as of December 31, 2020, related to 4,041,262 shares with a per share weighted average fair value of $40.88. We anticipate this expense to be recognized over a weighted average period of approximately 2.55 years.
Performance-based stock units
During the twelve months ended December 31, 2020 and 2019, we granted 144,647 and 92,809, of PRSUs, to executive officers pursuant to the 2015 Plan, respectively. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the twelve months ended December 31, 2020, the three-year performance period commenced on January 1, 2020, and will end on December 31, 2022, and for the PRSUs granted during the twelve months ended December 31, 2019, the three-year performance period commenced on January 1, 2019 and will end on December 31, 2021, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

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

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Number of simulations	100,000	100,000
Expected volatility	27.41%	26.08%
Expected life in years	2.92 years	2.94 years
Risk-free interest rate	1.38%	2.52%
Dividend yield	2.32%	1.96%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $61.00 per share and $57.46 per share in 2020 and 2019, respectively.
Employee stock purchase plan
    Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2020, we had 3,059,192 shares of common stock reserved for future issuance under this plan. We issued 1,026,578 shares under this plan in the year ended December 31, 2020. The weighted average purchase price of the shares under this plan was $31.12 per share. The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2020	2019	2018
Dividend yield	0.620%	0.558%	0.518%
Expected life	3 months	3 months	3 months
Expected volatility	47%	34%	24%
Risk-free interest rate	1.26%	2.32%	1.39%
    Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2018	872,853	$8.97
2019	909,274	$9.40
2020	1,026,578	$8.80
    During the year ended December 31, 2020, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Authorized Preferred Stock and Preferred Stock Purchase Rights Plan
    We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2020.

Stock repurchases and retirements
    Our Board of Directors has authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On January 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased to 4,000,000 shares. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. Under the current program, during the twelve months ended December 31, 2020, we repurchased 1,390,057 shares of our common stock at a weighted average price per share of $35.04. Under the current program, and during the twelve months ended December 31, 2019, we repurchased 4,000,000 shares of our common stock at a weighted average price per share of $42.83. We did not repurchase any shares during the twelve months ended December 31, 2018. At December 31, 2020, there were 1,609,943 shares remaining available for repurchase under this program. This repurchase program does not have an expiration date.

Note 13 – Employee retirement plan
    We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and, subject to annual IRS limitations, may contribute up to 80% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2020, 2019 and 2018. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.3 million, $9.6 million and $9.4 million in 2020, 2019, and 2018, respectively.
Note 14 – Segment information
    We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements and the notes thereto.
    We sell our products in three geographic regions which consist of Americas; EMEA; and APAC. Our sales to these regions share similar economic characteristics, similar product mix, similar customers, and similar distribution methods. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 –Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).
The following tables present summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net sales:
Year ended December 31, 2020	$482	$201	$604	$1,287
Year ended December 31, 2019	$503	$200	$650	$1,353
Year ended December 31, 2018	$500	$169	$690	$1,359
(1): Includes Mainland China and Hong Kong Special Administrative Region
    Total property and equipment, net, outside the U.S. for the years ended December 31, 2020, 2019, and 2018 were $135 million, $130 million, and $132 million, respectively.  Long-lived assets attributable to each individual foreign country outside the U.S. were not material.

Note 15 - Debt
On June 12, 2020, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders"), and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (“Administrative Agent”), with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, which was subsequently amended on October 30, 2020 (the "Amended Credit Agreement"). The Credit Agreement amends and restates in its entirety and refinances our previous loan agreement, dated as of May 9, 2013, with Wells Fargo Bank, National Association, which was amended on April 16, 2020 and on October 29, 2015 and April 27, 2018 (the “Loan Agreement”). The Credit Agreement was amended on October 30, 2020, as described below.
As originally entered into on June 12, 2020, the Credit Agreement provides for an initial $145 million credit facility consisting of a secured revolving loan facility in an aggregate principal amount of up to $75 million, including a $10 million sub-facility for the issuance of letters of credit, and a secured term loan facility in an aggregate principal amount of up to $70 million, which term loan facility is available until the date that is 60 days following the closing date of the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loan or revolving commitments of up to $105 million in the aggregate. Pursuant to the Credit Agreement, the revolving line of credit terminates, and all revolving loans and term loans are due and payable, on June 12, 2023. The revolving loans and term loans accrue interest, at our option, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) a LIBOR loan interest rate of LIBOR for an interest period of one month plus 1.00%, plus a margin of 1.25% to 1.75%, or LIBOR plus a margin of 2.25% to 2.75%, in each case with the margin being determined based upon our consolidated total leverage ratio. The term loan amortizes in quarterly payments equal to 1.25% of the original principal amount of the term loan, with the remaining outstanding balance being due and payable at maturity. The Credit Agreement contains financial covenants requiring us to maintain a maximum total leverage ratio of less than or equal to 2.75 to 1.00 and a minimum fixed charge coverage ratio of greater than or equal to 1.25 to 1.00, in each case determined in accordance with the Credit Agreement.

As originally entered into on June 12, 2020, the Credit Agreement provides for a commitment fee of 0.375% to 0.500% per annum, determined based upon our consolidated total leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears. In addition, we will pay commitment fees based on the applicable margin set forth in the Credit Agreement in an amount equal to 0.375% to 0.500% per annum, determined based upon our consolidated total leverage ratio, of the initial term loan as a commitment fee until such time as the initial term loan is drawn or the initial term loan commitments expire or are terminated.

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

On October 30, 2020, we amended our Credit Agreement to (i) increase the revolving line of credit from $75 million to $115 million, (ii) refinance the existing $70 million term loan with a new $100 million term loan, (iii) increase our ability to borrow additional funds by amending the incremental facilities limit to $100 million plus an unlimited amount, so long as after giving effect to the incurrence of such incremental increases, on a pro forma basis, the consolidated total leverage ratio does not exceed 2.25 to 1.00, (iv) reduce the applicable margin for LIBOR loans to a range of 1.50% to 2.00% and the applicable margin for base rate loans to a range of 0.50% to 1.00%, in each case based on our consolidated total leverage ratio, and remove the LIBOR floor, (v) amend the revolving credit commitment fee of 0.375% to 0.500% per annum to 0.250% to 0.375% per annum, determined based upon our consolidated total leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears, (vi) extend the maturity date of both the revolving line of credit and term loan from June 12, 2023 to June 12, 2024 (the “Maturity Date”), and (vii) provide that the term loan shall be paid after the effective date for the Amendment in quarterly installments equal to 1.25% of the original principal amount and shall be paid in full, with accrued interest, on the Maturity Date.

Proceeds of loans made under the revolving loan facility portion of the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of December 31, 2020, and 2019, respectively (in thousands):

	December 31,	December 31,
	2020	2019
Secured
2020 term loan (effective interest rate of 1.7%)	$98,750	$—

Total Debt	98,750	—
Less: Unamortized debt issuance costs	(1,714)	—
Less: Current Portion of Total Debt	(5,000)	—
Total Debt, non-current	$92,036	$—

Note 16 – Commitments and Contingencies
    We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2020, for each of the next five years are as follows:

Amount
(In thousands)
2021	$17,868
2022	11,557
2023	8,018
2024	7,467
2025	5,468
Thereafter	8,136
Total	$58,514
    Rent expense under operating leases was approximately $22 million for the year ended December 31, 2020, $23 million for the year ended December 31, 2019 and $21 million for the year ended December 31, 2018, respectively.
    As of December 31, 2020, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $5.0 million over the next twelve months.
    As of December 31, 2020, our outstanding guarantees for payment of customs and foreign grants were not material.

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

Note 18 - Acquisitions

Acquisition of OptimalPlus

On July 2, 2020, we completed the acquisition of OptimalPlus Ltd. (“OptimalPlus”), a global leader in data analytics software for the semiconductor, automotive and electronics industries that is based in Israel. As a result of acquiring 100% of the outstanding share capital of OptimalPlus, OptimalPlus became our wholly-owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of OptimalPlus have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

The acquisition was funded primarily by cash on hand in addition to $70 million drawn under our term loan facility on June 30, 2020. See Note 15 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the twelve months ended December 31, 2020, we expensed $7 million of transaction costs in connection with the acquisition of OptimalPlus, which are included in selling, general and administrative expenses.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of OptimalPlus (in thousands):

July 2, 2020
Consideration Transferred	$352,642

Cash	17,661
Intangible assets	129,000
Goodwill	203,065
Contract assets	15,454
Deferred revenue	(7,341)
Accounts receivable	4,927
Other assets and liabilities	(2,543)
Deferred tax liabilities	(7,581)
Net assets acquired	$352,642

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuation would result in a corresponding increase in the amount of goodwill acquired. The primary areas of the purchase price that are not yet finalized relate to income taxes, indemnification assets, and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives, for identifiable intangible assets acquired (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$30,100	5
Developed technology	82,400	6
In-process research and development (IPR&D)	10,400	Indefinite
Other intangibles	6,100	3-5
Total	$129,000

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

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested stock options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the twelve months ended December 31, 2020, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Net sales	$1,298,718	$1,399,669
Net income	$131,519	$128,434

Note 19 - Restructuring

    Since the first quarter of 2017 through December 31, 2020, we have reduced overall employee headcount by approximately 7% by taking steps to minimize job duplication or evaluate where we should shift and centralize activities, improve efficiencies, and rebalance our resources on higher return activities. The timing and scope of any future headcount reductions will vary. On October 29, 2020, we announced a workforce reduction plan (the “Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The Plan is expected to result in additional reductions to our worldwide headcount of approximately 6% over the next six to nine months. In connection with the Plan, we currently estimate that we will incur additional pre-tax charges of approximately $6 million to $8 million, consisting primarily of cash termination benefits and other employee-related costs that will be paid over the next six to nine months. The majority of charges related to this plan were recognized during the three months ended December 31, 2020.
    A summary of the charges in the consolidated statement of operations resulting from these restructuring activities is shown below:

(In thousands)	Years Ended
	2020	2019	2018
Cost of sales	$1,626	—	(150)
Research and development	5,564	3,888	1,890
Sales and marketing	30,189	13,300	10,655
General and administrative	7,871	2,877	1,702
Total restructuring and other related costs	$45,250	20,065	14,097
    Total restructuring and other charges incurred during the year ended December 31, 2020 related to this initiative were $45.3 million primarily related to employee severance costs. We also incurred $1 million related to facilities vacated and assets abandoned. A summary of balance sheet activity during 2020 related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2018	$3,506
Income statement expense	20,065
Cash payments	(14,044)
Balance as of December 31, 2019	$9,527
Income statement expense	45,250
Cash payments	(25,784)
Balance as of December 31, 2020	$28,993
    The restructuring liability of $29.0 million at December 31, 2020, relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 20 – Subsequent events

    On January 20, 2021, our Board of Directors declared a quarterly cash dividend of $0.27 per common share, payable on March 1, 2021, to stockholders of record at the close of business on February 8, 2021.