Form 10-Q
period 2021-03-31
NATIONAL INSTRUMENTS CORP
filed 2021-05-03
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:  March 31, 2021
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number:  000-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11500 North MoPac Expressway	78759
Austin,
Texas
(Address of principal executive offices)	(Zip code)
 Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	NATI	Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2021
Common Stock, $0.01 par value	131,607,036

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Cash and cash equivalents	$266,712	$260,232
Short-term investments	32,171	59,923
Accounts receivable, net	241,088	266,869
Inventories, net	197,179	194,012
Prepaid expenses and other current assets	75,674	68,470
Total current assets	812,824	849,506
Property and equipment, net	252,320	254,399
Goodwill	462,646	467,547
Intangible assets, net	159,639	172,719
Operating lease right-of-use assets	61,478	67,674
Other long-term assets	77,059	72,643
Total assets	$1,825,966	$1,884,488
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$54,686	$51,124
Accrued compensation	58,201	87,068
Deferred revenue - current	128,740	132,151
Operating lease liabilities - current	14,751	15,801
Other taxes payable	35,836	48,129
Debt, current	5,000	5,000
Other current liabilities	42,221	42,578
Total current liabilities	339,435	381,851
Deferred income taxes	25,050	25,288
Liability for uncertain income tax positions	10,933	10,868
Income taxes payable - non-current	61,622	61,623
Deferred revenue - non-current	35,065	36,335
Operating lease liabilities - non-current	31,644	35,854
Debt, non-current	90,991	92,036
Other long-term liabilities	9,717	15,762
Total liabilities	604,457	659,617
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,607,036 shares and 131,246,615 shares issued and outstanding, respectively	1,316	1,312
Additional paid-in capital	1,059,018	1,033,284
Retained earnings	180,063	211,101
Accumulated other comprehensive loss	(18,888)	(20,826)
Total stockholders’ equity	1,221,509	1,224,871
Total liabilities and stockholders' equity	$1,825,966	$1,884,488

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net sales:
Product	$295,092	$273,978
Software maintenance	40,090	35,403
Total net sales	335,182	309,381

Cost of sales:
Product	91,657	82,071
Software maintenance	3,757	1,690
Total cost of sales	95,414	83,761

Gross profit	239,768	225,620

Operating expenses:
Sales and marketing	116,783	115,746
Research and development	80,086	71,621
General and administrative	33,358	26,180
Total operating expenses	230,227	213,547
Gain on sale of business/assets	—	159,753
Operating income	9,541	171,826

Other (expense) income	(5,070)	560
Income before income taxes	4,471	172,386
(Benefit) provision for income taxes	(24)	39,731

Net income	$4,495	$132,655

Basic earnings per share	$0.03	1.02

Weighted average shares outstanding - basic	131,483	130,613

Diluted earnings per share	$0.03	$1.01

Weighted average shares outstanding - diluted	132,717	131,357

Dividends declared per share	$0.27	$0.26
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income	$4,495	$132,655
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(7,195)	(5,913)
Unrealized loss on securities available-for-sale	(88)	(2,788)
Unrealized gain (loss) on derivative instruments	11,981	(575)
Other comprehensive income (loss), before tax	4,698	(9,276)
Tax expense related to items of other comprehensive income	2,760	73
Other comprehensive income (loss), net of tax	1,938	(9,349)
Comprehensive income	$6,433	$123,306

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities:
Net income	$4,495	$132,655
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business/assets	—	(159,753)
Depreciation and amortization	23,872	19,265
Stock-based compensation	17,189	12,104
Loss from equity-method investees	4,173	1,025
Deferred income taxes	(3,746)	(1,599)
Changes in operating assets and liabilities, net of divestitures	(16,142)	39,923
Net cash provided by operating activities	29,841	43,620

Cash flow from investing activities:
Capital expenditures	(8,488)	(12,816)
Proceeds from sale of business, net of cash divested	—	158,973
Capitalization of internally developed software	(226)	(1,915)
Additions to other intangibles	(1,018)	(112)
Payments to acquire equity-method investments	(11,539)	—
Purchases of short-term investments	—	(206,331)
Sales and maturities of short-term investments	27,664	111,827
Net cash provided by investing activities	6,393	49,626

Cash flow from financing activities:
Payments on term loan	(1,250)	—
Proceeds from issuance of common stock	8,565	8,991
Repurchase of common stock	—	(6,526)
Dividends paid	(35,533)	(33,997)
Net cash used in financing activities	(28,218)	(31,532)

Effect of exchange rate changes on cash	(1,536)	(1,889)

Net change in cash and cash equivalents	6,480	59,825
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$266,712	$254,441

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	March 31, 2021
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	$1,312	$1,033,284	$211,101	$(20,826)	$1,224,871
Net income	—	—	—	4,495	—	4,495
Other comprehensive income, net of tax	—	—	—	—	1,938	1,938
Issuance of common stock under employee plans	360,421	4	8,561	—	—	8,565
Stock-based compensation	—	—	17,173	—	—	17,173
Dividends paid (1)	—	—	—	(35,533)	—	(35,533)
Balance at March 31, 2021	131,607,036	$1,316	$1,059,018	$180,063	$(18,888)	$1,221,509

	March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	$1,305	$953,578	$242,537	$(21,070)	$1,176,350
Net income	—	—	—	132,655	—	132,655
Other comprehensive loss, net of tax	—	—	—	—	(9,349)	(9,349)
Issuance of common stock under employee plans	255,541	3	8,988	—	—	8,991
Stock-based compensation	—	—	11,993	—	—	11,993
Repurchase of common stock	(164,873)	(2)	(1,205)	(5,319)	—	(6,526)
Dividends paid (1)	—	—	—	(33,997)	—	(33,997)
Balance at March 31, 2020	130,595,203	$1,306	$973,354	$335,876	$(30,419)	$1,280,117

(1) Cash dividends declared per share of common stock were $0.27 and $0.26 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our annual report on Form 10-K (the "2020 Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2021 and December 31, 2020, the results of our operations and comprehensive income for the three months ended March 31, 2021 and 2020, the cash flows for the three months ended March 31, 2021 and 2020, and the statement of stockholders' equity for the three months ended March 31, 2021 and 2020. Our operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Reclassifications

As further discussed below, certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on our previously reported net income or cash flows:

•Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEIA region in Note 2 - Revenue of Notes to Consolidated Financial Statements. In the second quarter of 2020, we began including these amounts within the APAC (Australia, India, New Zealand, Southeast Asia, China, South Korea and Japan) geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the March 31, 2021 presentation. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for our revenue disaggregated by geographic region which now include the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East, and Africa) and APAC.

•Before the second quarter of 2020, we presented “Interest income, ” "Net foreign exchange gain (loss), " and "Other income (loss)" separately on the consolidated statements of income. In the second quarter of 2020, we began presenting these amounts within “Other (expense) income” in the consolidated statements of income for all periods presented. Refer to "Other (expense) income" in Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on the amounts that comprise "Other (expense) income".

Recently Adopted Accounting Pronouncements

Clarification of Equity Method Transition

In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” which clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2020-01 on January 1, 2021, and the new standard did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients for contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another rate expected to be discontinued at the end of 2021 due to reference rate reform. The update is effective immediately and may be applied prospectively to contracts and other transactions entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact on our consolidated financial position, results of operations, and cash flows.

Summary of Significant Accounting Policies

There were no significant changes in our accounting policies during the three months ended March 31, 2021 compared to the significant accounting policies described in our 2020 Form 10-K.
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

The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total assets	$16,320

Deferred revenue	$15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	$15,576

Total assets divested, net (including cash)	$744

Other (Expense) Income

Other (expense) income, net consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2021	2020
Interest income	$161	$2,299
Interest expense	(704)	(76)
Loss from equity-method investments	(4,173)	(1,025)
Net foreign exchange loss	(559)	(505)
Other	205	(133)
Other (expense) income, net	$(5,070)	$560

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of March 31, 2021	As of December 31,
	(unaudited)	2020
Income taxes payable - current	$14,255	$13,720
Hedge payable - current	8,553	13,031
Other	19,413	15,827
Total	$42,221	$42,578

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2021	2020
Weighted average shares outstanding-basic	131,483	130,613
Plus: Common share equivalents
RSUs	1,234	744
Weighted average shares outstanding-diluted	132,717	131,357

Shares issuable upon vesting of RSU awards for the three months ended March 31, 2021 and 2020 of 567,000 shares and 182,000 shares, respectively, were excluded in the computations of diluted EPS because the effect of including the RSU awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. Before the second quarter of 2020, we included net sales attributable to our operations in India within the EMEIA region. In the second quarter of 2020, we began including these amounts within the APAC geographic region, to reflect recent changes within our organizational structure. We have recast historical comparative information to conform to the March 31, 2021 presentation. The geographic regions are now presented as the Americas, EMEA and APAC to reflect this change.

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended March 31,
(In thousands)		(Unaudited)
	2021			2020

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$104,586	$22,147	$126,733	$105,299	$19,718	$125,017
EMEA	64,237	21,285	85,522	67,822	18,907	86,729
APAC	112,630	10,297	122,927	87,189	10,446	97,635
Total net sales(1)	$281,453	$53,729	$335,182	$260,310	$49,071	$309,381
(1): Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

Information about Contract Balances

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

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2021 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2020	$168,486
Deferral of revenue billed in current period, net of recognition	50,032
Recognition of revenue deferred in prior periods	(51,525)
Foreign currency translation impact	(3,188)
Balance as of March 31, 2021 (unaudited)	$163,805

For the three months ended March 31, 2021, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2021 and December 31, 2020, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $61.7 million as of March 31, 2021. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of March 31, 2021, we expect to recognize approximately 38% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 35% during 2022, and 27% thereafter.

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

Note 3 – Investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2021
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$32,097	$74	$—	$32,171
Total Short-term investments	$32,097	$74	$—	$32,171

(In thousands)	As of December 31, 2020
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$59,761	$163	$(1)	$59,923
Total Short-term investments	$59,761	$163	$(1)	$59,923

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of March 31, 2021
	(Unaudited)
(In thousands)	Adjusted Cost	Fair Value
Due in less than 1 year	$32,097	$32,171
Total available-for-sale debt securities	$32,097	$32,171

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$32,097	$32,171
Total available-for-sale debt securities	$32,097	$32,171

Equity-Method Investments

The carrying value of our equity method investments was $34 million and $25 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, we determined there was an other than temporary impairment for one of our equity-method investments, based on revised forecasts. We recorded a $3.5 million impairment loss related to this investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments and related impairment charges are included within "Other (expense) income". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three months ended March 31, 2021 and 2020.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$146,560	$146,560	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	32,171	—	32,171	—
Derivatives	7,712	—	7,712
Total Assets	$186,443	$146,560	$39,883	$—

Liabilities
Derivatives	$(11,126)	$—	$(11,126)	$—
Total Liabilities	$(11,126)	$—	$(11,126)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$145,466	$145,466	$—	$—
Short-term investments available for sale:
Corporate notes and bonds	59,923	—	59,923	—
Derivatives	6,124	—	6,124	—
Total Assets	$211,513	$145,466	$66,047	$—

Liabilities
Derivatives	$(19,359)	$—	$(19,359)	$—
Total Liabilities	$(19,359)	$—	$(19,359)	$—

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

Our derivatives consist of foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2021. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2021.

As of March 31, 2021, our short-term investments did not include any foreign sovereign debt. All of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 62% and 60% of our net sales during the three months ended March 31, 2021 and 2020, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2021	As of December 31,
	(Unaudited)	2020
Chinese yuan	$52,702	$45,553
Euro	187,833	219,115
Japanese yen	61,908	73,399
Hungarian forint	76,118	82,429
British pound	26,706	25,133
Malaysian ringgit	31,294	36,249
Korean won	18,745	22,301
Total forward contracts notional amount	$455,306	$504,179

The contracts in the foregoing table had contractual maturities of 33 months or less and 36 months or less at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, we expect to reclassify $1.2 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.8 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $0.6 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2021. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of March 31, 2021 and December 31, 2020, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $89 million and $89 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

	Asset Derivatives
		March 31, 2021	December 31, 2020
		(Unaudited)

(In thousands)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$3,885	$1,564
Foreign exchange contracts - LT forwards	Other long-term assets	3,059	3,117
Total derivatives designated as hedging instruments		$6,944	$4,681

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$768	$1,443
Total derivatives not designated as hedging instruments		$768	$1,443

Total derivatives		$7,712	$6,124

	Liability Derivatives
		March 31, 2021	December 31, 2020
		(Unaudited)
(In thousands)	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(6,588)	$(12,549)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,573)	(6,328)
Total derivatives designated as hedging instruments		$(9,161)	$(18,877)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,965)	$(482)
Total derivatives not designated as hedging instruments		$(1,965)	$(482)

Total derivatives		$(11,126)	$(19,359)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three-months ended March 31, 2021 and 2020, respectively:

March 31, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$16,286	Net sales	$(2,026)

Foreign exchange contracts - forwards	(2,529)	Cost of sales	(21)

Foreign exchange contracts - forwards	(1,776)	Operating expenses	(9)
Total	$11,981		$(2,056)

March 31, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$10,856	Net sales	$2,534

Foreign exchange contracts - forwards	(6,760)	Cost of sales	(519)

Foreign exchange contracts - forwards	(4,671)	Operating expenses	(445)
Total	$(575)		$1,570

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2021	March 31, 2020
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other (expense) income	$(1,601)	297
Total		$(1,601)	$297

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2021	December 31,
(In thousands)	(Unaudited)	2020

Raw materials	$103,128	$99,942
Work-in-process	10,014	11,307
Finished goods	84,037	82,763
Total	$197,179	$194,012

Note 7 – Intangible assets and goodwill, net

Intangible assets at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
(In thousands)	(Unaudited)			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$115,570	$(90,690)	$24,880	$115,251	$(83,706)	$31,545
Acquired technology	105,008	(21,391)	83,617	105,486	(17,913)	87,573
Customer relationships	39,866	(11,622)	28,244	40,273	(10,026)	30,247
Patents	36,002	(26,018)	9,984	35,803	(25,578)	10,225
Other	26,897	(13,983)	12,914	27,440	(14,311)	13,129
Total	$323,343	$(163,704)	$159,639	$324,253	$(151,534)	$172,719

Software development costs capitalized for the three months ended March 31, 2021 and 2020 were $0.3 million and $2.0 million, respectively, and related amortization expenses for the three months ended March 31, 2021 and 2020 were $7.0 million and $7.3 million, respectively. Capitalized software development costs for each of the three months ended March 31, 2021 and 2020 included costs related to stock-based compensation of $0.1 million and $0.1 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, generally three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, generally three to seventeen years. Total intangible assets amortization expenses were $14.0 million and $9.4 million for the three months ended March 31, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill as of March 31, 2021, was as follows:

Amount
(In thousands)
Balance as of December 31, 2020	$467,547
Measurement period adjustment	(327)
Foreign currency translation impact	(4,574)
Balance as of March 31, 2021 (unaudited)	$462,646

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

 No impairment of goodwill was identified during the three months ended March 31, 2021 or the twelve months ended December 31, 2020.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 93 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the lease within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

(In thousands)	March 31, 2021	March 31, 2020
Operating Lease Cost (a)	$5,330	$5,682
(a) includes variable and short-term lease costs

Maturities of lease liabilities as of March 31, 2021 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2021 (Excluding the three months ended March 31, 2021)	$12,763
2022	11,448
2023	7,852
2024	6,929
2025	4,912
Thereafter	7,017
Total future minimum lease payments	50,921
Less imputed interest	(4,526)
Total	$46,395

As of March 31, 2021, we have additional operating leases that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $94 million and $93 million at March 31, 2021 and December 31, 2020, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.5 million of gross unrecognized tax benefits at both March 31, 2021 and December 31, 2020, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $29,000 for the three months ended March 31, 2021, as a result of the tax positions taken during this period. As of March 31, 2021, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to positions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended March 31, 2021, we recognized interest expense related to uncertain tax positions of approximately $36,000. As of March 31, 2021, we had approximately $0.4 million accrued for interest related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of (1)% and 23% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of excess tax benefits from share-based compensation and other discrete items, an enhanced deduction for certain research and development expenses, the research and development tax credit, and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, state income taxes net of federal benefit and nondeductible officer compensation. For the three months ended March 31, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% primarily as a result of the gain on the sale of our AWR business, foreign taxes greater than the statutory rate, nondeductible officer compensation, and state income taxes net of the federal benefit, offset by the research and development tax credit, the deduction for foreign-derived intangible income, and an enhanced deduction for certain research and development expenses.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $0.2 million for each of the three months ended March 31, 2021 and March 31, 2020.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2021 and March 31, 2020 were approximately $0.1 million and $0.2 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2021 and March 31, 2020 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three months ended March 31, 2021 and 2020, consisted of the following:

	March 31, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(7,195)	(88)	9,925	2,642
Reclassified from accumulated OCI into income	—	—	2,056	2,056
Income tax (benefit) expense	—	(2)	2,762	2,760
Balance as of March 31, 2021	$(17,261)	$(512)	$(1,115)	$(18,888)

	March 31, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive (loss) income	(5,913)	(2,788)	995	(7,706)
Reclassified from accumulated OCI into income	—	—	(1,570)	(1,570)
Income tax (benefit) expense	—	(108)	181	73
Balance as of March 31, 2020	$(31,744)	$(2,765)	$4,090	$(30,419)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Compensation Plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Stock Option Plan (the “1994 Plan”), which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2015 Plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994 Plan, 2005 Plan, and 2010 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs, to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards generally vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten year awards cannot accelerate to vest over a period of less than five years. The 2015 Plan terminated on May 5, 2020, except with respect to the outstanding awards previously granted thereunder. There were 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020.

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994 Plan, 2005 Plan, 2010 Plan, and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 3,307,988 shares available for grant under the 2020 Plan at March 31, 2021.

Performance-based stock units

During the three months ended March 31, 2021 and 2020, we granted 130,006 and 144,647 performance-based restricted stock units ("PRSUs"), respectively, to executive officers pursuant to the 2020 Plan and 2015 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the three months ended March 31, 2021, the three-year performance period commenced on January 1, 2021, and will end on December 31, 2023, and for the PRSUs granted during the three months ended March 31, 2020, the three-year performance commenced on January 1, 2020 and will end on December 31, 2022, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair values of the PRSUs are based on our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. The expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Index over the performance period. The Monte Carlo model is based on random projections of stock-price paths and must be repeated numerous times to achieve a probabilistic assessment. The key assumptions used in valuing these market-based awards are as follows:

	Three Months Ended
	(unaudited)
	March 31, 2021	March 31, 2020
Number of simulations	100,000	100,000
Expected volatility	40.60%	27.41%
Expected life in years	2.95 years	2.92 years
Risk-free interest rate	0.21%	1.38%
Dividend yield	2.66%	2.32%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $66.97 per share and $61.00 per share in 2021 and 2020, respectively.

Employee stock purchase plan

Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under the ESPP. At March 31, 2021, we had 2,737,080 shares of common stock reserved for future issuance under the ESPP. We issued 322,112 shares under this plan in the three months ended March 31, 2021 and the weighted average purchase price of the shares issued was $26.59 per share. During the three months ended March 31, 2021, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2021.

Stock repurchases and retirements

On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. The Board amended such program several times over the years to increase the number of shares that may be purchased under the program. Most recently, on October 23, 2019, our Board amended the program to increase the number of shares that may be repurchased by 3,000,000 shares. At March 31, 2021, there were 1,609,943 shares remaining available for repurchase under the stock repurchase program. We did not repurchase any shares of our common stock during the three-months ended March 31, 2021 under the program. We repurchased 164,873 shares of our common stock at a weighted average price per share of $39.58 during the three-months ended March 31, 2020 under the program.

Note 12 – Segment and geographic information

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements and the notes thereto.

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

	United States	China(1)	Rest of the World	Total
	(in millions)
Net sales:
Three months ended March 31, 2021	$120	$54	$161	$335
Three months ended March 31, 2020	$118	$34	$157	$309
(1): Includes Mainland China and the Hong Kong Special Administrative Region

Total property and equipment, net, outside the U.S. was $131 million and $135 million as of March 31, 2021 and December 31, 2020, respectively. Revenues and long-lived assets attributable to each individual foreign country outside of the U.S. were not material.

Note 13 - Debt

On October 30, 2020, we entered into a First Amendment to our Amended and Restated Credit Agreement (the" Amendment"), which amended the prior agreement, dated as of June 12, 2020 with Wells Fargo Bank, National Association, as Administrative Agent, and Lenders party thereto (as amended, the "Credit Agreement").

The Credit Agreement provides for a $115 million revolving line of credit and a $100 million term loan. Subject to the terms of the Credit Agreement, we may borrow additional funds of up to $100 million, plus an unlimited amount so long as after giving effect to the incurrence of such incremental increases, on a pro forma basis, the consolidated total leverage ratio does not exceed 2.25 to 1.00. The maturity date of both the revolving line of credit and term loan is June 12, 2024 (the "Maturity Date"). The term loan shall be paid after the effective date for the Amendment in quarterly installments equal to 1.25% of the original principal amount and shall be paid in full, with accrued interest, on the Maturity Date.

The revolving loans and term loans accrue interest, at our option, at: (i) a basis rate equal to the highest of (a) the prime rate (b) the federal funds rate plus 0.50%, and (c) LIBOR for an interest period of one month plus 1.00%, plus a margin of 0.50% to 1.00%; or (ii) LIBOR plus margin of 1.50% to 2.00%, in each case with the margin being determined based upon our consolidated total leverage ratio. The Credit Agreement provides for a revolving credit commitment fee of 0.250% to 0.375% per annum, determined based upon our consolidated total leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears.

The Credit Agreement contains financial covenants requiring us to maintain a maximum total leverage ratio of less than or equal to 2.75 to 1.00 and a minimum fixed charge coverage ratio of greater than or equal to 1.25 to 1.00, in each case determined in accordance with the Credit Agreement. The Credit Agreement requires that certain of our wholly-owned domestic subsidiaries guaranty our obligations under the Credit Agreement. Obligations under the Credit Agreement and guaranty are secured by substantially all of our and of each guarantying subsidiary's assets. The Credit Agreement also contains customary affirmative and negative covenants. Proceeds of loans made under the revolving loan facility portion of the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of March 31, 2021, and December 31, 2020, respectively (in thousands):

	March 31,	December 31,
	2021	2020
Secured
2020 term loan (effective interest rate of 1.7%)	$97,500	$98,750

Total Debt	97,500	98,750
Less: Unamortized debt issuance costs	(1,509)	(1,714)
Less: Current Portion of Total Debt	(5,000)	(5,000)
Total Debt, non-current	$90,991	$92,036

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2021	2020
Balance at the beginning of the period	$2,872	$2,561
Accruals for warranties issued during the period	681	597
Accruals related to pre-existing warranties	130	63
Settlements made (in cash or in kind) during the period	(803)	(599)
Balance at the end of the period	$2,880	$2,622

As of March 31, 2021, we had non-cancelable purchase commitments with various suppliers of customized inventory and inventory components totaling approximately $4.6 million over the next twelve months.

Note 15 – Restructuring

On October 29, 2020, we announced a workforce reduction plan (the “Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this plan were recognized during the three months ended December 31, 2020. The Plan is expected to result in additional reductions to our worldwide headcount of approximately 3% over the next three to six months. In connection with the Plan, we currently estimate that we will incur additional pre-tax charges of approximately $3 million, consisting primarily of cash termination benefits and other employee-related costs that will be paid over the next three to six months.

A summary of the charges in the consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2021	2020
Cost of sales	$75	$20
Research and development	155	4,600
Sales and marketing	4,086	6,315
General and administrative	1,959	315
Total restructuring and other related costs	$6,275	$11,250
A summary of balance sheet activity related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2020	$28,993
Income statement expense	6,275
Cash payments	(21,242)
Balance as of March 31, 2021	$14,026

The restructuring  liability of  $14.0 million  at  March 31, 2021 relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of OptimalPlus (in thousands):

July 2, 2020
Consideration Transferred	$352,642

Cash	17,661
Intangible assets	129,000
Goodwill	202,738
Contract assets	15,454
Deferred revenue	(7,341)
Accounts receivable	4,927
Other assets and liabilities	(2,216)
Deferred tax liabilities	(7,581)
Net assets acquired	$352,642

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from these preliminary estimates would result in a corresponding increase in the amount of goodwill acquired. The primary areas of the purchase price that are not yet finalized relate to income taxes, indemnification assets, and residual goodwill.

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

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested share options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three months ended March 31, 2020, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

Three Months Ended March 31,
2020
(in thousands)	(unaudited)
Net sales	$315,170
Net income	$120,991

Note 18 – Subsequent events

On April 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.27 per common share, payable on June 1, 2021, to stockholders of record on May 10, 2021.

On April 23, 2021, we acquired the outstanding share capital of a software company for cash consideration of approximately $20 million. The transaction is expected to be accounted for as a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, plans, investments, expected effects of investments, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to"; “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,”“commitments,” "strategy" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and the condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q.

Overview and Current Business Outlook
For more than 40 years, we have enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform help support the success of our customers, employees, suppliers, community and stockholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries.
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

•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products through a direct sales organization, as well as through independent distributors. We also use original equipment manufacturers ("OEMs"), value added resellers, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 62% and 60% of our net sales during the three months ended March 31, 2021 and 2020, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Current business outlook

During the fourth quarter of 2020, we began to see indicators of strong demand from our customers and these trends continued to strengthen during the first quarter of 2021. We are encouraged by early signs of a strong economic recovery given recent order trends across the geographic regions and end markets that we serve. However, during the first quarter of 2021, we began to experience shortages of certain components in our supply chain due to global capacity constraints that were amplified by the COVID-19 pandemic and increasing market demand. Historically, our backlog levels have remained fairly consistent at the end of each quarter, representing approximately a week of quarterly sales activity, and the majority of these orders are fulfilled quickly within the following quarter. However, due to the shortage of certain components from our suppliers and the increase in demand from our customers, our backlog at the end of the first quarter was more than double the historical average. Consequently, we expect some headwinds related to the supply chain constraints to continue while global supply chains adjust to the significant increases in demand. Longer lead times to fulfill orders for certain offerings may shift the timing of revenue recognition into future periods or further increase our costs to obtain a consistent supply of certain components.

Although the strength of the recent trends vary by region and end market, we expect to continue seeing signs of further recovery in end markets where we experienced weaker demand over the past year, including transportation and our broad-based portfolio business, which benefit from improving macroeconomic conditions. We also expect demand to continue to strengthen in semiconductor and transportation offerings, as our customers make investments in emerging technologies related to 5G/mmWave and vehicle electrification. We also anticipate that recent additions and enhancements to our software offerings will fuel long-term revenue growth across our various end markets.

We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate. Furthermore, we continue to focus on scale and efficiency in serving our broad-based customers. Our focus to streamline the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This commitment and focus include plans to invest in ni.com for a better digital experience and significantly expand the usage of our distributor channel in 2021 and beyond. We believe these actions will allow our direct sales force to support proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended March 31, 2021, indirect sales through our distributor channels increased to represent about 5% of our total sales, compared to 2% in the same period of 2020.

As part of our efforts to streamline the process of doing business with NI, we have also increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base and represents approximately 30% of our total order value. During the three months ended March 31, 2021, orders from our Focus accounts and Broad-based accounts increased by 21% and 14%, respectively, compared to the same period in 2020. During the three months ended March 31, 2020, orders from our Focus accounts and Broad-based accounts increased by 5% and decreased by 18%, respectively, compared to the same period in 2019.

During the three months ended March 31, 2021, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. During the first quarter of 2021, the U.S. dollar index, as tracked by the St. Louis Federal Reserve was approximately 5% weaker compared to the first quarter of 2020 resulting in a modest year over year benefit to our US dollar equivalent sales. We cannot predict to what degree foreign currency markets will fluctuate in the future. See Results of Operations - Net Sales below for additional discussion on the impact of foreign exchange rates on our net sales and Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.

Acquisitions and divestitures

Refer to Note 1 - Basis of presentation and Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional information on our acquisitions and divestitures during the periods presented.

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

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies and estimates since the 2020 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2021	2020
Net sales:
Americas	37.8%	40.4%
EMEA	25.5	28.0
APAC	36.7	31.6
Total net sales	100.0	100.0
Cost of sales	28.5	27.1
Gross profit	71.5	72.9
Operating expenses:
Sales and marketing	34.8	37.4
Research and development	23.9	23.1
General and administrative	10.0	8.5
Total operating expenses	68.7	69.0
Gain on sale of business/assets	—	51.6
Operating income	2.8	55.5
Other (expense) income:	(1.5)	0.2
Income before income taxes	1.3	55.7
(Benefit) Provision for income taxes	—	12.8
Net income	1.3%	42.9%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2021 and 2020

Net Sales.  The following table sets forth our net sales for the three months ended March 31, 2021 and 2020 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2021	2020	Dollars	Percentage

Product sales	$295.1	$274.0	21.1	8%
Software maintenance sales	40.1	35.4	4.7	13%
Total net sales	$335.2	$309.4	25.8	8%
Figures may not sum due to rounding.

Net sales for the three months ended March 31, 2021 were up 8 percent compared to the same period in 2020.

•The increase in product sales was primarily attributable to strong demand for our system-level offerings, particularly in semiconductor and electronics test solutions. Geographically, we saw particularly strong growth in the APAC region.

•The increase in software maintenance sales was primarily related to additional billings from annual renewals of software maintenance programs, including enterprise-wide agreements, during the trailing 12 months, and software-maintenance revenue attributable to our acquisition of OptimalPlus in the third quarter of 2020.

The following table sets forth our net sales by geographic region for the three months ended March 31, 2021 and 2020 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2021	2020	Dollars	Percentage

Americas	$126.7	$125.0	1.7	1%
Percentage of total net sales	37.8%	40.4%

EMEA	$85.5	$86.7	(1.2)	(1)%
Percentage of total net sales	25.5%	28.0%

APAC	$122.9	$97.6	25.3	26%
Percentage of total net sales	36.7%	31.6%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in new geographical markets and expanding the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three months ended March 31, 2020). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three months ended March 31, 2021.

	Three Months Ended March 31, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended March 31, 2021
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$125.0	1.7	1.4%	—	—%	$126.7
EMEA	$86.7	(4.2)	(4.8)%	2.9	3.4%	$85.5
APAC	$97.6	21.6	22.1%	3.7	3.8%	$122.9
Total net sales	$309.4	19.1	6.2%	6.7	2.3%	$335.2
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2021 and 2020, these hedges had the effect of decreasing our net sales by $2.0 million and increasing our net sales by $2.5 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2021 and 2020).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2021 and 2020 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2021	2020

Gross Profit	$239.8	$225.6
% change compared with prior period	6.3%
Gross Profit as a percentage of net sales	71.5%	72.9%

The decrease in gross profit as a percentage of net sales was primarily related to the following:

Three Months Ended
(Unaudited)
March 31, 2020	72.9%
Impact of amortization of acquired intangibles and other purchase accounting adjustments	(1.4)%
Impact of changes related to recently acquired/divested businesses	(0.4)%
Impact of increases in outbound freight and other logistics costs due to COVID-19	(0.7)%
Impact of changes in sales mix and sales price	0.6%
Impact of changes in foreign currency exchange rates	0.5%
March 31, 2021	71.5%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2021 and 2020, these hedges had the effect of increasing our cost of sales by less than $0.1 million and $0.5 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2021 and 2020).

Operating Expenses. The following table sets forth our operating expenses for the three months ended March 31, 2021 and 2020 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2021	2020	Change

Sales and marketing	$116,783	$115,746	1%
Percentage of total net sales	35%	37%

Research and development	$80,086	$71,621	12%
Percentage of total net sales	24%	23%

General and administrative	$33,358	$26,180	27%
Percentage of total net sales	10%	8%

Total operating expenses	$230,227	$213,547	8%
Percentage of total net sales	69%	69%

The year over year increase in our total operating expenses of $17 million during the three months ending March 31, 2021 was primarily related to the following:

•a $16 million increase attributable to higher acquisition-related operating costs, transaction and integration costs including a nonrecurring redemption fee for acquired intellectual property, and amortization of acquisition-related intangibles, primarily related to our acquired OptimalPlus business;
•a $6 million increase in non-acquisition personnel costs, primarily attributable to an $8 million increase in accruals related to our variable compensation programs as well as a $5 million increase in additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards) partially offset by a $(7) million decrease related to salary and benefits due to lower headcount;
•a $2 million increase related to the year-over-year impact of changes in foreign currency exchange rates;
•a $2 million increase related to lower software development costs eligible for capitalization;
•a $(5) million decrease related to restructuring charges; and
•a $(4) million decrease in travel and other outside services due to travel restrictions, partially offset by strategic spending on outside services and marketing costs.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended March 31, 2021 were additional costs associated with accruals under our variable compensation programs and the amortization of acquired intangibles, which were partially offset by lower severance-related costs, compared to the same period in 2020.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended March 31, 2021 were additional costs associated with accruals under our variable compensation programs, stock-based compensation, as well as a decrease in software development costs eligible for capitalization, which were partially offset by lower severance-related costs, compared to the same period in 2020.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended March 31, 2021 were a one-time redemption fee associated with recently acquired intellectual property as well as additional employee-related costs associated with accruals under our variable pay programs, stock-based compensation, and severance, which were partially offset by lower benefits due to a reduction in headcount, compared to the same period in 2020.

Gain on sale of business/assets. As previously disclosed, on January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of approximately $160 million, which is presented as "Gain on sale of business/assets" in the Consolidated Statements of Income.

Operating Income.  For the three months ended March 31, 2021 and 2020, operating income was $10 million and $172 million, respectively, a decrease of 94%. As a percentage of net sales, operating income was 2.8% and 55.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease in operating income in absolute dollars for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary in 2020 and, to a lesser extent, the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

•Interest Income. For the three months ended March 31, 2021 and 2020, interest income was $0.2 million and $2.3 million, respectively. During the three months ended March 31, 2021, the Federal Reserve maintained the federal funds rate target to a range of zero to 0.25%. This will likely continue to have a negative impact on our interest income for the remainder of 2021.

•Interest Expense. For the three months ended March 31, 2021 and 2020, interest expense was approximately $0.7 million, and $0.1 million, respectively, due to borrowings outstanding under our Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of our Credit Agreement and related borrowings.

•Loss From Equity-Method Investments. For the three months ended March 31, 2021 and 2020, loss from equity-method investments was approximately $4.2 million and $1.0 million, respectively. The increase was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/(Loss). For the three months ended March 31, 2021 and 2020, net foreign exchange loss was $(0.6) million and $(0.5) million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries.

We utilize foreign currency forward contracts to hedge our foreign denominated net foreign currency balance sheet positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically hedge up to 90% of our outstanding foreign denominated net receivable or payable positions and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on these derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income”. Our hedging strategy decreased our foreign exchange gain by $1.6 million and decreased our foreign exchange loss by $0.3 million in the three months ended March 31, 2021 and 2020, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

Provision for Income Taxes.    For the three months ended March 31, 2021 and 2020, our provision for income taxes reflected an effective tax rate of (1)% and 23%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended March 31,
(Unaudited)
Effective tax rate at March 31, 2020	23%
Employee share-based compensation and other discrete items	(22)%
Gain on sale of AWR business	(4)%
Enhanced deduction for certain research and development expenses	(2)%
Foreign taxes greater (less) than federal statutory rate	(1)%
Nondeductible acquisition costs	1%
Change in unrecognized tax benefits	1%
Global intangible low-taxed income inclusion ("GILTI")	3%
Effective tax rate at March 31, 2021	(1)%

Other operational information
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below (in thousands).

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2021	2020
Stock-based compensation
Cost of sales	$1,113	$804
Sales and marketing	5,696	5,175
Research and development	5,714	3,520
General and administrative	4,666	2,603
Provision for income taxes	(3,324)	(1,502)
Total	$13,865	$10,600

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2021	2020
Amortization of acquisition-related intangibles
Net sales	$813	$—
Cost of sales	4,272	746
Sales and marketing	2,171	486
Research and development	—	28
Other (expense) income	394	124
Provision for income taxes	(975)	(157)
Total	$6,675	$1,227

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2021	2020
Acquisition transaction costs, restructuring charges and other(1)(2)
Cost of sales	$75	$20
Sales and marketing	4,648	6,373
Research and development	488	4,669
General and administrative	5,666	(1,014)
Gain on sale of business/assets(1)	—	(159,753)
Other (expense) income(2)	3,725	128
Provision for income taxes	(2,883)	34,754
Total	$11,719	$(114,823)
(1): During the first quarter of 2020, we recognized a gain of approximately $160 million related to the divestiture of AWR, presented within "Gain on sale of business/assets".
(2): During the first quarter of 2021, we recognized a $3.5 million impairment loss related to one of our equity-method investments.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2021	2020
Capitalization and amortization of internally developed software costs
Cost of sales	$6,874	$7,082
Research and development	(226)	(1,915)
Provision for income taxes	(1,396)	(1,085)
Total	$5,252	$4,082

Liquidity and Capital Resources

Overview

At March 31, 2021, we had $299 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of March 31, 2021 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$109.1	$157.7	$266.7
	41%	59%
Short-term investments	$28.1	$4.0	$32.2
	87%	13%
Total cash, cash equivalents and short-term investments	$137.2	$161.7	$298.9
	46%	54%
Figures may not sum due to rounding.

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2021	December 31,	Increase/
(In thousands)	(unaudited)	2020	(Decrease)

Working capital	$473,389	$467,655	$5,734
Cash and cash equivalents (1)	266,712	260,232	6,480
Short-term investments (1)	32,171	59,923	(27,752)
Total cash, cash equivalents and short-term investments	$298,883	$320,155	$(21,272)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, cash generated from the sale and maturity of marketable securities, cash flows generated from our operations, cash generated from purchase of common stock through our employee stock purchase plan and available borrowings under our Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2020 and March 31, 2021 were:

◦Cash, cash equivalents, and short-term investments decreased by $21 million. Additional analysis of the changes in our cash flows for the year ended March 31, 2021 compared to the year ended December 31, 2020 are discussed below;

◦Accounts receivable decreased by $26 million. Days sales outstanding increased to 57 days at March 31, 2021, compared to 56 days at December 31, 2020. The decrease in accounts receivable is primarily related to quarterly fluctuations in our net sales;

◦Inventory increased by $3 million. Inventory turns were 1.7 at March 31, 2021 and December 31, 2020. The increase in inventory was primarily attributable to slightly lower revenue during the first quarter than we expected, driven by supply chain constraints for certain components.

◦Accrued compensation decreased by $29 million attributable to annual payments under our variable compensation programs related to 2020 performance and severance payments under our current restructuring initiative, partially offset by accruals related to expected payouts under our 2021 variable compensation programs;

◦Other taxes payable decreased by $12 million primarily related to the timing of payments for VAT and other indirect taxes; and

◦Deferred revenue, current decreased by $3 million primarily related to the impact of changes in foreign currency exchange rates.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2021	2020
Cash provided by operating activities	$29,841	$43,620
Cash provided by investing activities	6,393	49,626
Cash used in financing activities	(28,218)	(31,532)
Effect of exchange rate changes on cash	(1,536)	(1,889)
Net change in cash and cash equivalents	6,480	59,825
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$266,712	$254,441

Operating Activities Cash provided by operating activities for the three months ended March 31, 2021 decreased by $14 million compared to the same period in 2020. This decrease was primarily due to a $56 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by a $42 million increase in net income excluding the effect of non-cash items including stock-based compensation, depreciation and amortization, gain on sale of business/assets, loss from equity-method investments and deferred tax benefits.

•The aggregate of accrued compensation, prepaid assets, deferred revenue and other assets and liabilities used net operating cash of $27 million during the three months ended March 31, 2021 compared to net cash provided of $3 million in the comparable period in 2020. The year over year change is primarily related to payments of severance-related costs that were accrued in the fourth quarter of 2020 as well as the timing of accruals and payments related to our variable compensation programs.

•The aggregate of accounts receivable, inventory and accounts payable provided net cash of $21 million during the three months ended March 31, 2021 compared to net cash provided of $15 million in the comparable period in 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

◦The aggregate of income taxes payable and other indirect taxes used net operating cash of $10 million during the three months ended March 31, 2021 compared to net cash provided of $22 million in the comparable period in 2020. The year over year change is primarily attributable to the timing of payments of federal income taxes, payroll taxes, and other indirect taxes.

Investing Activities Cash provided by investing activities for the three months ended March 31, 2021 decreased by $43 million compared to the same period in 2020. This was primarily attributable to a $159 million decrease in proceeds received from the sale of our AWR subsidiary in January 2020 and a $12 million increase in cash outflows related to equity-method investments during the same period in 2020. This decrease in investing inflows was partially offset by a net sale of short-term investments of $28 million in the three months ended March 31, 2021 compared to a net purchase of short-term investments of $95 million during the same period in 2020 and a decrease of $6 million in capital expenditures and capitalized internally developed software during the three months ended March 31, 2021, compared to the same period in 2020.

Financing Activities Cash used in financing activities decreased by $3 million for the three months ended March 31, 2021 compared to the same period in 2020. This was primarily related to a decrease of $7 million in cash outflows related to repurchases of our common stock during 2020, offset by a $2 million increase in cash outflows related to the increase in our quarterly dividend and an increase of $2 million related to scheduled payments on our term loan and the decrease in proceeds from issuance of common stock. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our 2020 Form 10-K. At March 31, 2021, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2020 Form 10-K. See Note 8 - Leases for additional information regarding our non-cancellable operating lease obligations as of March 31, 2021.

Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our secured term loan and secured revolving loan facilities. As of March 31, 2021, we had $114 million in available borrowing capacity under the revolving loan facility. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our existing and future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the purchase of common stock through our employee stock purchase plan and available borrowing under our Credit Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may also seek to pursue additional financing or to raise additional funds by seeking an additional increase in our secured revolving line of credit under our Credit Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
•capital improvements for facilities;
•our relationships with suppliers and customers; and
•the level of proceeds received from our employee stock purchase plan.

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2020 Form 10-K and there were no material changes during the three months ended March 31, 2021 to this information reported in our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2020 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.
The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our 2020 Form 10-K. The developments described in the additional risk factor presented below have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factors identified in the “Risk Factors” section of our 2020 Form 10-K.
A Global Shortage of Key Components Has and May Continue to Adversely Affect Our Business and Result of Operations. Various factors, including increased demand for certain components and production delays due to COVID-19 and other natural events and disasters, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. Supply shortages and longer lead times for components used in our products, including limited source components, can result in significant additional costs and inefficiencies in manufacturing. A shortage of key components may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information as of March 31, 2021 with respect to the shares of our common stock that we repurchased during the first quarter of 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2021 to January 31, 2021	—	$—	—	1,609,943

February 1, 2021 to February 28, 2021	—	$—	—	1,609,943

March 1, 2021 to March 31, 2021	—	$—	—	1,609,943
Total	—	$—	—	1,609,943
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. The Board amended such program several times over the years to increase the number of shares that may be purchased under the program. Most recently, on October 23, 2019, our Board amended the program to increase the number of shares that may be repurchased by 3,000,000 shares. At March 31, 2021, there were 1,609,943 shares remaining available for repurchase under the stock repurchase program. This program does not have an expiration date nor does it obligate the Company to acquire any specific number of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Registrant, effective May 14, 2013
3.2(2)	Amended and Restated Bylaws of the Company
10.1(3)#	Executive Employment Agreement between the Company and Karen Rapp, dated February 22, 2021
10.2(4)#	Executive Employment Agreement between the Company and Jason Green, dated February 22, 2021
10.3(5)#	Executive Employment Agreement between the Company and Ritu Favre, dated February 22, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed on February 20, 2014 (File No. 000-25426).
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K on January 28, 2019 (File No. 000-25426).
(3)	Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K for the fiscal year ended December 31, 2020.
(4)	Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-K for the fiscal year ended December 31, 2020.
(5)	Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-K for the fiscal year ended December 31, 2020.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.
*	Filed herewith
**	Furnished herewith
#	Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 3, 2021

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)