Form 10-Q
period 2021-06-30
NATIONAL INSTRUMENTS CORP
filed 2021-08-02
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $0.01 par value	132,980,932

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Cash and cash equivalents	$250,421	$260,232
Short-term investments	14,110	59,923
Accounts receivable, net	258,641	266,869
Inventories, net	211,023	194,012
Prepaid expenses and other current assets	80,121	68,470
Total current assets	814,316	849,506
Property and equipment, net	250,761	254,399
Goodwill	483,136	467,547
Intangible assets, net	149,126	172,719
Operating lease right-of-use assets	57,812	67,674
Other long-term assets	76,878	72,643
Total assets	$1,832,029	$1,884,488
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$56,477	$51,124
Accrued compensation	68,932	87,068
Deferred revenue - current	125,986	132,151
Operating lease liabilities - current	13,389	15,801
Other taxes payable	39,339	48,129
Debt, current	—	5,000
Other current liabilities	26,854	42,578
Total current liabilities	330,977	381,851
Deferred income taxes	28,359	25,288
Income tax payable - non-current	54,195	61,623
Deferred revenue - non-current	34,624	36,335
Operating lease liabilities - non-current	29,512	35,854
Debt, non-current	100,000	92,036
Other long-term liabilities	18,710	26,630
Total liabilities	596,377	659,617
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,980,932 shares and 131,246,615 shares issued and outstanding, respectively	1,330	1,312
Additional paid-in capital	1,087,622	1,033,284
Retained earnings	161,475	211,101
Accumulated other comprehensive loss	(14,775)	(20,826)
Total stockholders’ equity	1,235,652	1,224,871
Total liabilities and stockholders’ equity	$1,832,029	$1,884,488
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales:
Product	$306,490	$266,261	$601,583	$540,239
Software maintenance	40,206	35,068	80,295	70,470
Total net sales	346,696	301,329	681,878	610,709

Cost of sales:
Product	95,722	83,795	187,379	165,866
Software maintenance	3,516	2,106	7,273	3,796
Total cost of sales	99,238	85,901	194,652	169,662

Gross profit	247,458	215,428	487,226	441,047

Operating expenses:
Sales and marketing	111,199	105,419	227,983	221,165
Research and development	81,434	64,225	161,520	135,846
General and administrative	30,277	29,369	63,636	55,549
Total operating expenses	222,910	199,013	453,139	412,560
Gain on sale of business/assets	—	—	—	159,753
Operating income	24,548	16,415	34,087	188,240

Other expense	(2,963)	(1,143)	(8,031)	(583)
Income before income taxes	21,585	15,272	26,056	187,657
Provision for income taxes	4,279	4,383	4,254	44,113

Net income	$17,306	$10,889	$21,802	$143,544

Basic earnings per share	$0.13	$0.08	$0.17	$1.10

Weighted average shares outstanding - basic	132,498	131,014	131,996	130,813

Diluted earnings per share	$0.13	$0.08	$0.16	$1.09

Weighted average shares outstanding - diluted	133,539	131,602	133,157	131,499

Dividends declared per share	$0.27	$0.26	$0.54	$0.52
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$17,306	$10,889	$21,802	$143,544
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	2,284	3,938	(4,911)	(1,975)
Unrealized (loss) gain on securities available-for-sale	(54)	2,634	(141)	(154)
Unrealized gain (loss) on derivative instruments	2,381	(74)	14,362	(598)
Other comprehensive income (loss), before tax	4,611	6,498	9,310	(2,727)
Tax expense (benefit) related to items of other comprehensive income	498	(56)	3,259	68
Other comprehensive income (loss), net of tax	4,113	6,554	6,051	(2,795)
Comprehensive income	$21,419	$17,443	$27,853	$140,749
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities:
Net income	$21,802	$143,544
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business/assets	—	(159,753)
Depreciation and amortization	50,024	38,341
Stock-based compensation	37,208	27,335
Loss from equity-method investees	5,360	1,932
Deferred income taxes	1,301	2,711
Changes in operating assets and liabilities	(63,372)	47,388
Net cash provided by operating activities	52,323	101,498

Cash flow from investing activities:
Acquisitions, net of cash received	(19,784)	—
Capital expenditures	(17,411)	(25,362)
Proceeds from sale of assets/business, net of cash divested	—	160,266
Capitalization of internally developed software	(721)	(3,108)
Additions to other intangibles	(1,519)	(630)
Payments to acquire equity-method investments	(12,551)	—
Purchases of short-term investments	—	(206,330)
Sales and maturities of short-term investments	45,671	306,955
Net cash (used in) provided by investing activities	(6,315)	231,791

Cash flow from financing activities:
Proceeds from revolving line of credit	100,000	20,000
Proceeds from term loan	—	70,000
Payments on term loan	(98,750)	—
Debt issuance costs	(1,993)	(1,480)
Proceeds from issuance of common stock	17,239	17,252
Repurchase of common stock	—	(23,680)
Dividends paid	(71,428)	(68,156)
Net cash (used in) provided by financing activities	(54,932)	13,936

Effect of exchange rate changes on cash	(887)	(636)

Net change in cash and cash equivalents	(9,811)	346,589
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$250,421	$541,205

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	June 30, 2021
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2021	131,607,036	$1,316	$1,059,018	$180,063	$(18,888)	$1,221,509
Net income	—	—	—	17,306	—	17,306
Other comprehensive income, net of tax	—	—	—	—	4,113	4,113
Issuance of common stock under employee plans	1,373,896	14	8,660	—	—	8,674
Stock-based compensation	—	—	19,944	—	—	19,944
Dividends paid (1)	—	—	—	(35,894)	—	(35,894)
Balance at June 30, 2021	132,980,932	1,330	1,087,622	161,475	(14,775)	1,235,652

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	1,312	1,033,284	211,101	(20,826)	1,224,871
Net income	—	—	—	21,802	—	21,802
Other comprehensive loss, net of tax	—	—	—	—	6,051	6,051
Issuance of common stock under employee plans	1,734,317	18	17,221	—	—	17,239
Stock-based compensation	—	—	37,117	—	—	37,117
Dividends paid (1)	—	—	—	(71,428)	—	(71,428)
Balance at June 30, 2021	132,980,932	$1,330	$1,087,622	$161,475	$(14,775)	$1,235,652
(1) Cash dividends declared per share of common stock were $0.27 for the three months ended June 30, 2021, and $0.54 for the six months ended June 30, 2021.

The accompanying notes are an integral part of these financial statements.

	June 30, 2020
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2020	130,595,203	$1,306	$973,354	$335,876	$(30,419)	$1,280,117
Net income	—	—	—	10,889	—	10,889
Other comprehensive gain, net of tax	—	—	—	—	6,554	6,554
Issuance of common stock under employee plans	1,344,231	13	8,248	—	—	8,261
Stock-based compensation	—	—	15,130	—	—	15,130
Repurchase of common stock	(503,326)	(5)	(3,674)	(13,474)	—	(17,153)
Dividends paid (1)	—	—	—	(34,159)	—	(34,159)
Balance at June 30, 2020	131,436,108	1,314	993,058	299,132	(23,865)	1,269,639

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	143,544	—	143,544
Other comprehensive loss, net of tax	—	—	—	—	(2,795)	(2,795)
Issuance of common stock under employee plans	1,599,772	16	17,236	—	—	17,252
Stock-based compensation	—	—	27,124	—	—	27,124
Repurchase of common stock	(668,199)	(7)	(4,880)	(18,793)	—	(23,680)
Dividends paid (1)	—	—	—	(68,156)	—	(68,156)
Balance at June 30, 2020	131,436,108	$1,314	$993,058	$299,132	$(23,865)	$1,269,639
(1) Cash dividends declared per share of common stock were $0.26 for the three months ended June 30, 2020, and $0.52 for the six months ended June 30, 2020.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2021 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at June 30, 2021 and December 31, 2020, the results of our operations and comprehensive income for three and six months ended June 30, 2021 and 2020, our cash flows for the six months ended June 30, 2021 and 2020 and our statement of stockholders' equity for the three and six months ended June 30, 2021 and 2020. Our operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

Although there are several other accounting pronouncements recently issued by the FASB, we do not expect the adoption of any of these accounting pronouncements had or will have a material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There were no changes in our significant accounting policies during the three and six months ended June 30, 2021 compared to the significant accounting policies described in our Form 10-K.

Divestitures

AWR

On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/assets" in the consolidated statements of income, which also included approximately $1 million of transaction costs.

The divestiture of AWR resulted in the derecognition of the following assets and liabilities (in thousands):

Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total Assets	16,320

Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	$744

Other (Expense) Income

Other expense, net consisted of the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Interest income	$113	$1,011	$274	$3,310
Interest expense	(1,224)	(66)	(1,927)	(142)
Loss from equity-method investments	(867)	(907)	(5,360)	(1,932)
Net foreign exchange loss	(896)	(838)	(1,455)	(1,343)
Other	(89)	(343)	437	(476)
Other expense, net	$(2,963)	$(1,143)	$(8,031)	$(583)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units ("RSUs"), is computed using the treasury stock method. The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Weighted average shares outstanding-basic	132,498	131,014	131,996	130,813
Plus: Common share equivalents
RSUs	1,041	588	1,161	686
Weighted average shares outstanding-diluted	133,539	131,602	133,157	131,499
Shares issuable upon vesting of RSU awards of 1,369,000 shares and 1,206,000 shares for the three months ended June 30, 2021 and 2020, respectively, and 166,000 shares and 249,000 shares for the six months ended June 30, 2021 and 2020, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of June 30, 2021	As of December 31,
	(unaudited)	2020
Income taxes payable - current	$—	$13,720
Hedge payable - current	7,671	13,031
Other	19,183	15,827
Total	$26,854	$42,578

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the billing location of the customer. We sell our products in the following three geographic regions: the Americas; Europe, Middle East and Africa region ("EMEA"); and Asia-Pacific region ("APAC").

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended June 30,
(In thousands)		(Unaudited)
	2021			2020

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$112,215	$22,455	$134,670	$103,113	$18,595	$121,708
EMEA	67,252	21,917	89,169	56,203	18,453	74,656
APAC	111,894	10,963	122,857	94,419	10,546	104,965
Total net sales(1)	$291,361	$55,335	$346,696	$253,735	$47,594	$301,329
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Six Months Ended June 30,
(In thousands)		(Unaudited)
	2021			2020

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$216,801	$44,602	$261,403	$208,412	$38,313	$246,725
EMEA	132,355	42,336	174,691	123,896	37,489	161,385
APAC	224,524	21,260	245,784	181,607	20,992	202,599
Total net sales(1)	$573,680	$108,198	$681,878	$513,915	$96,794	$610,709
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note - 5 Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

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

Changes in deferred revenue, current and non-current, during the six months ended June 30, 2021 were as follows:

Amount
(In thousands)
Balance as of December 31, 2020	$168,486
Deferral of revenue billed in current period, net of recognition	78,324
Recognition of revenue deferred in prior periods	(83,991)
Foreign currency translation impact	(2,209)
Balance as of June 30, 2021 (unaudited)	$160,610

For the six months ended June 30, 2021, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2021, the amounts recorded that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, was approximately $62 million as of June 30, 2021. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of June 30, 2021, we expect to recognize approximately 27% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 40% during 2022, and 33% thereafter.

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

Note 3 – Short-term investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

	As of June 30, 2021
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$14,089	$21	$—	$14,110
Total short-term investments	$14,089	$21	$—	$14,110

(In thousands)	As of December 31, 2020
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$59,761	$163	$(1)	$59,923
Total short-term investments	$59,761	$163	$(1)	$59,923

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

	As of June 30, 2021
(In thousands)	(Unaudited)
Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$14,089	$14,110
Total available-for-sale debt securities	$14,089	$14,110

Equity-Method Investments

The carrying value of our equity method investments was $33 million and $25 million as of June 30, 2021 and December 31, 2020, respectively. During the first quarter of 2021, we determined there was an other than temporary impairment for one of our equity-method investments, based on revised forecasts. We recorded a $3.5 million impairment loss related to this investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments is included within "Other expense". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three and six months ended June 30, 2021 and 2020.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$133,432	$133,432	$—	$—

Short-term investments available for sale:
Corporate bonds	14,110	—	14,110	—
Derivatives	8,164	—	8,164	—
Total Assets	$155,706	$133,432	$22,274	$—

Liabilities
Derivatives	$(9,467)	$—	$(9,467)	$—
Total Liabilities	$(9,467)	$—	$(9,467)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$145,466	$145,466	$—	$—

Short-term investments available for sale:
Corporate bonds	59,923	—	59,923	—
Derivatives	6,124	—	6,124	—
Total Assets	$211,513	$145,466	$66,047	$—

Liabilities
Derivatives	$(19,359)	$—	$(19,359)	$—
Total Liabilities	$(19,359)	$—	$(19,359)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2021. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2021.

As of June 30, 2021, our short-term investments did not include sovereign debt from any country other than the United States. The majority of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 61% and 60% of our net sales during the three months ended June 30, 2021 and 2020, respectively, and approximately 62% and 60% during the six months ended June 30, 2021 and 2020, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

The vast majority of our foreign sales are denominated in the customers’ local currency. We use foreign currency forward contracts as hedges of forecasted sales that are denominated in foreign currencies and as hedges of foreign currency denominated financial assets or liabilities. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows resulting from such sales or firm commitments will be adversely affected by changes in exchange rates. We also use foreign currency forward contracts as hedges of forecasted expenses that are denominated in foreign currencies. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash outflows resulting from foreign currency operating and cost of sales expenses will be adversely affected by changes in exchange rates.

We designate foreign currency forward contracts as cash flow hedges of forecasted net sales or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the dollar strengthens significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We use foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won and Chinese yuan) and limit the duration of these contracts to 40 months or less.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income ("OCI") and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge effectiveness of foreign currency forwards designated as cash flow hedges is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2021	As of December 31,
	(Unaudited)	2020
British pound	$35,446	$25,133
Chinese yuan	86,142	45,553
Euro	205,346	219,115
Hungarian forint	69,193	82,429
Japanese yen	57,666	73,399
Korean won	22,889	22,301
Malaysian ringgit	35,257	36,249
Total forward contracts notional amount	$511,939	$504,179

The contracts in the foregoing table had contractual maturities of 30 months or less at June 30, 2021 and December 31, 2020.

At June 30, 2021, we expect to reclassify $1.4 million of losses on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.1 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and less than $0.1 million of gains on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2021. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated net receivable or net payable positions to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of June 30, 2021 and December 31, 2020, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $116 million and $89 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

	Asset Derivatives
		June 30, 2021	December 31, 2020
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,213	$1,564
Foreign exchange contracts - LT forwards	Other long-term assets	3,222	3,117
Total derivatives designated as hedging instruments		$7,435	$4,681

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$729	$1,443
Total derivatives not designated as hedging instruments		$729	$1,443

Total derivatives		$8,164	$6,124

	Liability Derivatives
		June 30, 2021	December 31, 2020
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(5,506)	$(12,549)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,796)	(6,328)
Total derivatives designated as hedging instruments		$(7,302)	$(18,877)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(2,165)	$(482)
Total derivatives not designated as hedging instruments		$(2,165)	$(482)

Total derivatives		$(9,467)	$(19,359)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended June 30, 2021 and 2020, respectively:

June 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(558)	Net sales	$(2,408)

Foreign exchange contracts - forwards	1,692	Cost of sales	20

Foreign exchange contracts - forwards	1,247	Operating expenses	27
Total	$2,381		$(2,361)

June 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(5,132)	Net sales	$2,726

Foreign exchange contracts - forwards	2,962	Cost of sales	(850)

Foreign exchange contracts - forwards	2,096	Operating expenses	(637)
Total	$(74)		$1,239

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2021	June 30, 2020
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$(662)	(193)

Total		$(662)	$(193)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six months ended June 30, 2021 and 2020, respectively:

June 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$15,728	Net sales	$(4,434)

Foreign exchange contracts - forwards	(837)	Cost of sales	(1)

Foreign exchange contracts - forwards	(529)	Operating expenses	18
Total	$14,362		$(4,417)

June 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$5,724	Net sales	$5,260

Foreign exchange contracts - forwards	(3,798)	Cost of sales	(1,369)

Foreign exchange contracts - forwards	(2,524)	Operating expenses	(1,082)
Total	$(598)		$2,809

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2021	June 30, 2020
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$(2,263)	$105
Total		$(2,263)	$105

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2021	December 31,
(In thousands)	(Unaudited)	2020

Raw materials	$115,838	$99,942
Work-in-process	9,884	11,307
Finished goods	85,301	82,763
Total	$211,023	$194,012

Note 7 – Intangible assets, net and goodwill

Intangible assets at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(In thousands)	(Unaudited)			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$85,064	$(65,991)	$19,073	$115,251	$(83,706)	$31,545
Acquired technology	109,345	(25,454)	83,891	105,486	(17,913)	87,573
Customer relationships	39,984	(13,588)	26,396	40,273	(10,026)	30,247
Patents	35,625	(28,042)	7,583	35,803	(25,578)	10,225
Other	27,270	(15,087)	12,183	27,440	(14,311)	13,129
Total	$297,288	$(148,162)	$149,126	$324,253	$(151,534)	$172,719

Software development costs capitalized for the three months ended June 30, 2021 and 2020 were $0.5 million and $1.3 million, respectively, and related amortization expense was $6.3 million and $7.4 million, respectively. For the six months ended June 30, 2021 and 2020, capitalized software development costs were $0.8 million and $3.3 million, respectively, and related amortization expense was $13.3 million and $14.7 million, respectively. Capitalized software development costs for the three months ended June 30, 2021 and 2020 included costs related to stock-based compensation of less than $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, capitalized software development costs included costs related to stock-based compensation of $0.1 million and $0.2 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $15.9 million and $9.3 million for the three months ended June 30, 2021 and 2020, respectively, and $29.9 million and $18.7 million for the six months ended June 30, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill as of June 30, 2021, was as follows:

Amount
(In thousands)
Balance as of December 31, 2020	$467,547
Acquisitions	16,893
Measurement period adjustments	1,973
Foreign currency translation impact	(3,277)
Balance as of June 30, 2021 (unaudited)	$483,136

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

No impairment of goodwill was identified during the six months ended June 30, 2021 or the twelve months ended December 31, 2020.

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

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Lease Cost (1)	$5,208	$5,389	$10,538	$11,071
(1) Includes variable and short-term lease costs

Maturities of lease liabilities as of June 30, 2021 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2021 (Excluding the six months ended June 30, 2021)	$8,506
2022	11,611
2023	7,946
2024	6,978
2025	4,958
Thereafter	7,095
Total future minimum lease payments	47,094
Less imputed interest	(4,193)
Total lease liabilities	$42,901
As of June 30, 2021, we have additional operating leases that have not commenced during the six months ended June 30, 2021, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $94 million and $93 million at June 30, 2021 and December 31, 2020, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.7 million and $10.5 million of gross unrecognized tax benefits at June 30, 2021 and December 31, 2020, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.2 million for the three months ended June 30, 2021, as a result of the tax positions taken during prior periods. As of June 30, 2021, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended June 30, 2021, we recognized interest expense related to uncertain tax positions of approximately less than $0.1 million. As of June 30, 2021, we had approximately $0.5 million accrued for interest related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 20% and 29% for the three months ended June 30, 2021 and 2020, respectively, and 16% and 24% for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of the research and development tax credit, an enhanced deduction for certain research and development expenses and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, foreign taxes greater than the statutory rate, state income taxes net of federal benefit and nondeductible officer compensation. For the six months ended June 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of excess tax benefits from share-based compensation and other discrete items, the research and development tax credit, an enhanced deduction for certain research and development expenses and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, foreign taxes greater than the statutory rate, state income taxes net of federal benefit and nondeductible officer compensation. For the three and six months ended June 30, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% primarily as a result of the gain on the sale of our AWR business, foreign taxes greater than the statutory rate, nondeductible officer compensation, and state income taxes net of the federal benefit, offset by the research and development tax credit, the deduction for foreign-derived intangible income, and an enhanced deduction for certain research and development expenses.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and income tax expense of $0.3 million and $0.1 million for the three and six months ended June 30, 2020, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and six months ended June 30, 2021 were approximately $0.2 million and $0.3 million, respectively. The income tax benefits of the tax holiday for the three and six months ended June 30, 2020 were approximately $0.1 million and $0.3 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2021 and June 30, 2020 was less than $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six months ended June 30, 2021 and 2020, consisted of the following:

	June 30, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive income (loss)	(4,911)	(141)	9,945	4,893
Reclassified from accumulated OCI into income	—	—	4,417	4,417
Income tax (benefit) expense	—	(3)	3,262	3,259
Balance as of June 30, 2021	$(14,977)	$(564)	$766	$(14,775)

	June 30, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive (loss) income	(1,975)	(154)	2,211	82
Reclassified from accumulated OCI into income	—	—	(2,809)	(2,809)
Income tax (benefit) expense	—	(56)	124	68
Balance as of June 30, 2020	$(27,806)	$(183)	$4,124	$(23,865)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Compensation Plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Stock Options Plan (the “1994 Plan”) which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

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

Our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”) on May 12, 2015. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2015 Plan, as well as the 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015, and any shares that were returned to the 1994 Plan, 2005 Plan, and the 2010 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2015 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company and such awards may be subject to performance-based vesting conditions. Awards generally vest over a three, four, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2015 Plan terminated on May 5, 2020, except with respect to the outstanding awards previously granted thereunder. There were 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020.

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994 Plan, 2005 Plan, 2010 Plan, and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 3,292,288 shares available for grant under the 2020 Plan at June 30, 2021.

Performance-based stock units

During the six months ended June 30, 2021 and 2020, we granted 130,006 and 144,647 performance-based restricted stock units (“PRSUs”), respectively, to executive officers pursuant to the 2020 Plan and 2015 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the six months ended June 30, 2021, the three-year performance period commenced on January 1, 2021 and will end on December 31, 2023, and for the PRSUs granted during the six months ended June 30, 2020, the three year performance commenced on January 1, 2020 and will end on December 31, 2022, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs is based on our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. The expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Index over the performance period. The Monte Carlo model is based on random projections of stock-price paths and must be repeated numerous times to achieve a probabilistic assessment. The key assumptions used in valuing these market-based awards are as follows:

	Six Months Ended
	(unaudited)
	June 30, 2021	June 30, 2020
Number of simulations	100,000	100,000
Expected volatility	40.60%	27.41%
Expected life in years	2.95 years	2.92 years
Risk-free interest rate	0.21%	1.38%
Dividend yield	2.66%	2.32%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $66.97 per share and $61.00 per share in 2021 and 2020, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At June 30, 2021, we had 2,490,594 shares of common stock reserved for future issuance under the ESPP. We issued 568,598 shares under this plan in the six months ended June 30, 2021 and the weighted average purchase price was $30.32 per share. During the six months ended June 30, 2021, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. There were no shares of preferred stock issued and outstanding at June 30, 2021.

Stock repurchases and retirements

On April 21, 2010, our Board of Directors authorized a program to repurchase of shares of our common stock from time to time, depending on market conditions and other factors. The Board amended such program several times over the years to increase the number of shares that may be purchased under the program. Most recently, on October 23, 2019, our Board amended the program to increase the number of shares that may be repurchased by 3,000,000 shares. At June 30, 2021, there was 1,609,943 shares remaining available for repurchase under the stock repurchase program. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2021 under the program. During the three months ended June 30, 2020, we repurchased 503,326 shares of our common stock at a weighted average price per share of $34.08 and during the six months ended June 30, 2020, we repurchased 668,199 shares of our common stock at a weighted average price per share of $35.44. The stock repurchase program does not have an expiration date.

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

We sell our products in three geographic regions which consist of Americas, EMEA and APAC. Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

The following tables present summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net sales:
Three months ended June 30, 2021	$127	$59	$161	$347
Three months ended June 30, 2020	$116	$52	$133	$301

Six months ended June 30, 2021	$247	$113	$322	$682
Six months ended June 30, 2020	$234	$87	$290	$611
(1): Includes Mainland China and the Hong Kong Special Administrative Region

The following tables present summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets and other long-term assets excluding intangible assets.

	United States	Hungary	Malaysia	Rest of the World	Total
	(in millions)
Long-lived Assets:
June 30, 2021	$127	$51	$75	$56	$309
December 31, 2020	$127	$52	$75	$68	$322

Note 13 – Debt

On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. The Credit Agreement amends and restates in its entirety and refinances our existing Amended and Restated Credit Agreement, dated as of June 12, 2020, by and among us, the lenders from time-to-time party thereto and Administrative Agent, as amended on October 30, 2020.

The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $500 million at any time outstanding, with a sublimit of $25 million for the issuance of letters of credit. Subject to the terms and conditions of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request term loans or additional revolving commitments. Pursuant the Credit Agreement, the revolving line of credit terminates, and all revolving loans under the Credit Agreement will be due and payable, on June 18, 2026.

The revolving loans accrue interest, at our option, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) a LIBOR loan interest rate of LIBOR for an interest period of one month plus 1.00%, plus a margin of 0.25% to 0.75%, or LIBOR plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum total net leverage ratio of less than or equal to 3.50 to 1.00, which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement. The Credit Agreement provides for a commitment fee of 0.150% to 0.250% per annum, determined based upon our consolidated total net leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears.

Under the circumstances described in the Credit Agreement, certain of our wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying the obligations of the Company under the Credit Agreement, among other things. There is no Subsidiary Guarantor, and no Guaranty has been executed in connection with the Credit Agreement, at this time. In connection with the Credit Agreement, we, our Subsidiary Guarantors from time-to-time party thereto and the Administrative Agent have entered (or will enter in the case of the future Subsidiary Guarantors) into an Amended and Restated Collateral Agreement ("Collateral Agreement") pursuant to which we and each of our Subsidiary Guarantor from time-to-time have granted (or will grant) a lien on substantially all of their assets to secure their obligations under the Credit Agreement and the Guaranty.

The Credit Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices, payment of taxes and other obligations, maintenance of existence, maintenance of properties and insurance, maintenance of books and records, and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Credit Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events, subject to grace periods in certain instances. Upon an event of default, the Administrative Agent and the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate of interest equal to 2.00% above the otherwise applicable interest rate.

Proceeds of revolving loans of the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of June 30, 2021 (unaudited) and December 31, 2020, respectively (in thousands):

	June 30,	December 31,
	2021	2020
Secured
2020 Term loan (effective interest rate of 1.7%)	$—	$98,750
2021 Revolving line of credit (effective interest rate of 1.3%)	100,000	—

Total Debt	100,000	98,750
Less: Unamortized debt issuance costs	—	(1,714)
Less: Current portion of total debt	—	(5,000)
Total Debt, non-current	$100,000	$92,036

As of June 30, 2021, debt issuance costs of approximately $2.7 million attributable to the revolving line of credit are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving line of credit.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2021	2020
Balance at the beginning of the period	$2,872	$2,561
Accruals for warranties issued during the period	1,375	1,165
Accruals related to pre-existing warranties	95	298
Settlements made (in cash or in kind) during the period	(1,456)	(1,322)
Balance at the end of the period	$2,886	$2,702

As of June 30, 2021, we had certain off-balance sheet commitments that require the future purchase of goods or services ("unconditional purchase obligations"). Our unconditional purchase obligations primarily consist of payments to various suppliers for customized inventory and inventory components. As of June 30, 2021, our total future payments under noncancellable unconditional purchase obligations having a remaining term in excess of one year were approximately $3.5 million..

Note 15 – Restructuring

On October 29, 2020, we announced a workforce reduction plan (the “Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this plan were recognized during the three months ended December 31, 2020. We implemented a majority of the actions under this Plan as of June 30, 2021.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Cost of sales	$(118)	—	$(43)	20
Research and development	223	79	379	4,679
Sales and marketing	61	1,227	4,147	7,542
General and administrative	147	247	2,105	562
Total restructuring and other related costs	$313	1,553	$6,588	12,803

A summary of balance sheet activity related to our restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2020	$28,993
Income statement expense	6,588
Cash payments	(27,578)
Balance as of June 30, 2021	$8,003
The restructuring liability of $8.0 million at June 30, 2021 relating primarily to severance payments associated with the restructuring activity  is  recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

The acquisition was funded primarily by cash on hand in addition to $70 million drawn under our prior term loan facility on June 30, 2020. See Note 13 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the twelve months ended December 31, 2020, we expensed $7 million of transaction costs in connection with the acquisition of OptimalPlus, which are included in selling, general and administrative expenses.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the purchase price allocation of OptimalPlus (in thousands):

July 2, 2020
Consideration Transferred	$352,642

Cash	17,661
Intangible assets	129,000
Goodwill	205,038
Contract assets	15,454
Deferred revenue	(7,341)
Accounts receivable	4,927
Other assets and liabilities	(4,516)
Deferred tax liabilities	(7,581)
Net assets acquired	$352,642

We finalized the purchase price allocation for our acquisition of OptimalPlus during the second quarter of 2021. Since the preliminary estimates reported in the third quarter of 2020, we updated certain amounts related to current and deferred income taxes, reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed in the table above. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation, and the average remaining useful lives, for identifiable intangible assets acquired (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$30,100	5
Developed technology	82,400	6
In-process research and development (IPR&D)	10,400	6
Other intangibles	6,100	3-5
Total	$129,000

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

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested share options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three and six months ended June 30, 2020, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020
(in thousands)
Net sales	$305,069	$620,239
Net (loss) income	$(2,222)	$118,769

Other Acquisitions

During the second quarter of 2021, we also completed the acquisition of a software company that specializes in signal processing and hi-fi simulation software for validation of autonomous vehicles and advanced driver assistance systems (ADAS), for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented.

The preliminary purchase price allocation related to the acquisition was not finalized as of June 30, 2021, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented because the effects of the acquired operations were not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our software-defined automated test and measurement platform. Goodwill is not deductible for tax purposes.

Note 18 – Subsequent events

Dividends

On July 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.27 per common share, payable on August 30, 2021, to stockholders of record on August 9, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, plans, investments, expected effects of investments, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “will,” “project,” “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to," “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,”“commitments,” "strategy" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Form 10-K"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and the condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q.

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

•Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 61% and 60% of our net sales during the three months ended June 30, 2021 and 2020, respectively, and approximately 62% and 60% of our net sales during the six months ended June 30, 2021 and 2020, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Current Business Outlook

During the second quarter of 2021, we continued to see strong demand from our customers across the geographic regions and end markets that we serve. Although we expect the strength and duration of the recent trends will vary by region and end market, we expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, and advanced driver assistance systems (ADAS). We also anticipate that recent additions and enhancements to our software offerings will differentiate our products and fuel demand across our various end markets.

Additionally, during the second quarter of 2021, we continued to experience shortages of certain components in our supply chain due to global capacity constraints that were amplified by the COVID-19 pandemic and increasing global demand. Historically, our backlog levels have remained fairly consistent at the end of each quarter, representing approximately a week of quarterly sales activity, and the majority of these orders are fulfilled quickly within the following quarter. However, due to the shortage of certain components from our suppliers and the increase in demand from our customers, our backlog at the end of the second quarter was more than four times the historical average, representing approximately one month of quarterly sales activity. Longer lead times to fulfill orders for certain offerings have continued to shift the timing of revenue recognition into future periods and increased our costs to obtain a consistent supply of certain components. Consequently, while we expect some temporary headwinds related to the supply chain constraints to continue while global supply chains adjust to the significant increases in demand, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on system offerings through the remainder of 2021.

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

During the three months ended June 30, 2021, indirect sales through our distributor channel increased to approximately 8% of our total sales, compared to 2% in the same period of 2020 and during the six months ended June 30, 2021, indirect sales through our distributor channels increased to approximately 6% of our total net sales, compared to 2% in the same period of 2020. As of June 30, 2021, our distributors did not have significant amounts of inventory on-hand and were not eligible for any variable adjustments related to their previous purchases.

As part of our efforts to streamline the process of doing business with NI, we have also increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended June 30, 2021, orders from our Focus accounts and Broad-based accounts increased by 28% and 49%, respectively, compared to the same period in 2020.

During the six months ended June 30, 2021, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. During the first half of 2021, the U.S. dollar index, as tracked by the St. Louis Federal Reserve, was approximately 6% weaker compared to the first half of 2020 resulting in a modest year over year benefit to our US dollar equivalent sales. We cannot predict to what degree foreign currency markets will fluctuate in the future. See Results of Operations - Net Sales below for additional discussion on the impact of foreign exchange rates on our net sales and Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.

Acquisitions and divestitures

Refer to Note 1 - Basis of presentation and Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional information on our acquisitions and divestitures during the periods presented.

Critical Accounting Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net sales, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates since the Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Net sales:
Americas	38.8%	40.4%	38.3%	40.4%
EMEA	25.7	24.8	25.6	26.4
APAC	35.4	34.8	36.0	33.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	28.6	28.5	28.5	27.8
Gross profit	71.4	71.5	71.5	72.2
Operating expenses:
Sales and marketing	32.1	35.0	33.4	36.2
Research and development	23.5	21.3	23.7	22.2
General and administrative	8.7	9.7	9.3	9.1
Total operating expenses	64.3	66.0	66.5	67.6
Gain on sale of business/asset	—	—	—	26.2
Operating income	7.1	5.4	5.0	30.8
Other expense	(0.9)	(0.4)	(1.2)	(0.1)
Income before income taxes	6.2	5.1	3.8	30.7
Provision for income taxes	1.2	1.5	0.6	7.2
Net income	5.0%	3.6%	3.2%	23.5%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2021 and 2020

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2021 and 2020 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage

Product sales	$306.5	$266.3	40.2	15%	$601.6	$540.2	61.3	11%
Software maintenance sales	40.2	35.1	5.1	15%	80.3	70.5	9.8	14%
Total net sales	$346.7	$301.3	45.4	15%	$681.9	$610.7	71.2	12%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three and six months ended June 30, 2021 were up 15 percent and 12 percent, respectively, compared to the same period in 2020.

•The increase in product sales was primarily attributable to strong demand for our system-level offerings, particularly in semiconductor and electronics test solutions as well as our transportation-related offerings. Additionally, we implemented price increases for certain offerings which increased net sales by approximately 5 percent compared to the same periods in 2020.

•The increase in software maintenance sales was primarily related to additional billings from annual renewals of software maintenance programs and our enterprise-level licensing arrangements during the trailing twelve months.

Net Sales by Region
The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2021 and 2020 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage

Americas	$134.7	$121.7	13.0	11%	$261.4	$246.7	14.7	6%
Percentage of total net sales	38.8%	40.4%			38.3%	40.4%

EMEA	$89.2	$74.7	14.5	19%	$174.7	$161.4	13.3	8%
Percentage of total net sales	25.7%	24.8%			25.6%	26.4%

APAC	$122.9	$105.0	17.9	17%	$245.8	$202.6	43.2	21%
Percentage of total net sales	35.4%	34.8%			36.0%	33.2%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in certain new geographical markets and continuing to increase the use of distributors to sell our products in some countries.  Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2020).

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2021
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$121.7	12.6	10.4%	0.4	0.3%	$134.7
EMEA	$74.7	10.9	14.6%	3.6	4.8%	$89.2
APAC	$105.0	14.4	13.7%	3.5	3.3%	$122.9
Total net sales	$301.3	38.0	12.6%	7.4	2.5%	$346.7

	Six Months Ended June 30, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2021
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$246.7	14.2	5.7%	0.5	0.2%	$261.4
EMEA	$161.4	6.7	4.1%	6.6	4.1%	$174.7
APAC	$202.6	36.1	17.8%	7.1	3.5%	$245.8
Total net sales	$610.7	57.0	9.3%	14.2	2.4%	$681.9
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2021 and 2020, these hedges had the effect of decreasing our net sales by $2.4 million and increasing our net sales by $2.7 million, respectively. During the six months ended June 30, 2021 and 2020, these hedges had the effect of decreasing our net sales by $4.4 million and increasing our net sales by $5.3 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2021 and 2020).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2021 and 2020 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2021	2020	2021	2020

Gross Profit	$247.5	$215.4	$487.2	$441.0
% change compared with prior period	14.9%		10.5%
Gross Profit as a percentage of net sales	71.4%	71.5%	71.5%	72.2%

The decreases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Six Months Ended
	(Unaudited)	(Unaudited)
June 30, 2020	71.5%	72.2%
Impact of amortization of acquired intangible and other purchase accounting adjustments	(1.3)%	(1.5)%
Impact of increases in outbound freight and other logistics costs due to COVID-19	—%	(0.3)%
Impact of changes in sales mix and sales price	0.4%	0.5%
Changes in foreign currency exchange rates	0.8%	0.6%
June 30, 2021	71.4%	71.5%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2021 and 2020, these hedges had the effect of decreasing our cost of sales by less than $0.1 million and increasing our cost of sales by $0.9 million, respectively. During the six months ended June 30, 2021 and 2020, these hedges had the effect of increasing our cost of sales by less than $0.1 million and increasing our cost of sales by $1.4 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2021 and 2020).

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2021 and 2020, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2021	2020	Change	2021	2020	Change

Sales and marketing	$111,199	$105,419	5%	$227,983	$221,165	3%
Percentage of total net sales	32%	35%		33%	36%

Research and development	$81,434	$64,225	27%	$161,520	$135,846	19%
Percentage of total net sales	23%	21%		24%	22%

General and administrative	$30,277	$29,369	3%	$63,636	$55,549	15%
Percentage of total net sales	9%	10%		9%	9%

Total operating expenses	$222,910	$199,013	12%	$453,139	$412,560	10%
Percentage of total net sales	64%	66%		66%	68%

Operating Expenses - Three Months Ended June 30, 2021

The year over year increase of $24 million in our operating expenses during the three months ended June 30, 2021 was primarily related to the following:

•$10 million increase in non-acquisition personnel costs, primarily attributable to additional accruals for estimated attainment under our variable compensation programs and stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested awards and a shorter average service period for our awards) partially offset by a reduction in severance-related costs associated with our restructuring activities;
•$10 million increase attributable to amortization of acquisition-related intangibles and higher operating costs related to our recently acquired OptimalPlus business, partially offset by lower acquisition-related transaction costs;
•$3 million increase related to the year over year impact of changes in foreign currency exchange rates; and
•$1 million increase related to lower software development costs eligible for capitalization.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended June 30, 2021 compared to the same period in 2020 were additional costs related to accruals under our variable compensation programs and the amortization of acquired intangibles, which were partially offset by lower severance-related charges and a reduction in headcount.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended June 30, 2021 compared to the same period in 2020 were additional personnel costs related to accruals under our variable compensation programs, salaries, stock-based compensation and an anticipated decrease in software development costs eligible for capitalization.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended June 30, 2021 compared to the same period in 2020 were additional personnel costs related to accruals under our variable compensation programs and stock-based compensation.

Operating Expenses - Six Months Ended June 30, 2021

The year over year increase of $41 million in our operating expenses during the six months ended June 30, 2021 was primarily related to the following:

•$25 million increase related to the amortization of acquisition-related intangibles, additional operating costs of our recently acquired OptimalPlus business, and transaction and integration costs related to a one-time redemption fee associated with recently acquired intellectual property;
•$12 million increase in non-acquisition personnel costs, primarily attributable to additional accruals for estimated attainment under our variable compensation programs and additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested awards and a shorter average service period for our awards), partially offset by lower salaries and benefits due to lower headcount and reduced severance costs;
•$6 million increase related to the year over year impact of changes in foreign currency exchange rates;
•$2 million increase related to lower software development costs eligible for capitalization; and
•$(4) million decrease in travel and event related expenses related to the travel restrictions from COVID-19 and strategic cost saving initiatives.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the six months ended June 30, 2021 compared to the same period in 2020 were additional costs associated with accruals under our variable compensation programs, higher salaries and the amortization of acquired intangibles, which were partially offset by lower travel, severance-related costs and a reduction in headcount.

Research and Development

The primary drivers of the increase in research and development expenses for the six months ended June 30, 2021 compared to the same period in 2020 were additional personnel costs associated with accruals under our variable compensation programs, higher salaries, stock-based compensation, as well as an anticipated decrease in software development costs eligible for capitalization, which were partially offset by lower severance-related costs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the six months ended June 30, 2021 compared to the same period in 2020 were additional personnel costs associated with accruals under our variable compensation programs, stock-based compensation, and severance, as well as a one-time redemption fee associated with recently acquired intellectual property.

Gain on sale of business/assets. As previously disclosed, on January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $160 million. These amounts are presented as "Gain on sale of business/assets" in our Consolidated Statements of Income.

Operating Income.  For the three months ended June 30, 2021 and 2020, operating income was $25 million and $16 million, respectively. As a percentage of net sales, operating income was 7.1% and 5.4% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, operating income was $34 million and $188 million, respectively. As a percentage of net sales, operating income was 5.0% and 30.8% for the six months ended June 30, 2021 and 2020, respectively. The increase in operating income in absolute dollars for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The decrease in operating income in absolute dollars for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary in 2020, partially offset by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

• Interest Income. For the three months ended June 30, 2021 and 2020, interest income was $0.1 million and $1.0 million, respectively. For the six months ended June 30, 2021 and 2020, interest income was $0.3 million and $3.3 million, respectively. During the six months ended June 30, 2021, the Federal Reserve maintained the federal funds rate target to a range of zero to 0.25%. This will likely continue to have a negative impact on our interest income for the remainder of 2021.

• Interest Expense. For the three months ended June 30, 2021 and 2020, interest expense was approximately $1.2 million, and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, interest expense was approximately $1.9 million, and $0.1 million, respectively. These interest charges are due to interest on outstanding borrowings, commitment fees and amortization of deferred costs related to our Credit Agreement. During the three months ended June 30, 2021, we amended and restated in its entirety and refinanced our existing Credit Agreement. We recognized approximately $0.6 million of expense related to the portion of debt issuance costs that were allocated to the previous Credit Agreement and accounted for as an extinguishment of debt. Refer to Note 13 - Debt for additional information regarding the terms of our Credit Agreement and related borrowings.

•Loss From Equity-Method Investments. For the three months ended June 30, 2021 and 2020, loss from equity-method investments was approximately $0.9 million. For the six months ended June 30, 2021 and 2020, loss from equity-methods investment was approximately $5.4 million and $1.9 million, respectively. The increase in the six months ended June 30, 2021 compared to the same period in 2020 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/Loss. For the three months ended June 30, 2021 and 2020, net foreign exchange loss was $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2021 and 2020, net foreign exchange loss was $1.5 million and $1.3 million, respectively. These results are attributable to movements in the foreign currency exchange rates between the U.S. dollar and foreign currencies in subsidiaries for which our functional currency is not the U.S. dollar. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and six months ended June 30, 2021.

Provision for Income Taxes.    For the three months ended June 30, 2021 and 2020, our provision for income taxes reflected an effective tax rate of 20% and 29%, respectively. For the six months ended June 30, 2021 and 2020, our provision for income taxes reflected an effective tax rate of 16% and 24%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2020	29%	24%
Transition tax on deferred foreign income	(5)	(1)
Employee share-based compensation and other discrete items	(4)	(7)
Gain on sale of AWR business	(3)	(1)
Enhanced deduction for certain research and development expenses	(2)	(2)
Foreign taxes greater than federal statutory rate	—	(2)
Research and development tax credit	1	1
Change in unrecognized tax benefits	1	1
Global intangible low-taxed income inclusion ("GILTI")	3	3
Effective tax rate at June 30, 2021	20%	16%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Stock-based compensation
Cost of sales	$1,191	$932	$2,305	$1,736
Sales and marketing	6,922	6,467	12,617	11,642
Research and development	6,180	4,428	11,893	7,947
General and administrative	5,854	3,404	10,520	6,008
Provision for income taxes	(3,916)	(2,905)	(7,241)	(4,406)
Total	$16,231	$12,326	$30,094	$22,927

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$738	$—	$1,551	$—
Cost of sales	$4,226	$635	$8,497	$1,381
Sales and marketing	2,357	480	4,528	966
Research and development	—	28	—	55
Other expense	554	117	948	241
Provision for income taxes	(979)	(133)	(1,969)	(290)
Total	$6,896	$1,127	$13,555	$2,353

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Acquisition-related transaction and integration costs, restructuring charges, and other(1)(2)
Cost of sales	$(118)	$—	$(43)	$20
Sales and marketing	839	1,239	5,487	7,612
Research and development	548	147	1,036	4,816
General and administrative	873	3,399	6,539	2,385
Gain on sale of business/assets	—	—	—	(159,753)
Other expense	280	—	4,006	128
Provision for income taxes	(578)	(78)	(3,463)	34,676
Total	$1,844	$4,707	$13,562	$(110,116)
(1): During the first quarter of 2020, we recognized a gain of approximately $160 million related to the divestiture of AWR, presented within "Gain on sale of business/assets".
(2): During the first quarter of 2021, we recognized a $3.5 million impairment loss related to one of our equity-method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Capitalization and amortization of internally developed software costs
Cost of sales	$6,227	$7,144	$13,101	$14,226
Research and development	(495)	(1,181)	(721)	(3,095)
Provision for income taxes	(1,204)	(1,252)	(2,600)	(2,337)
Total	$4,528	$4,711	$9,780	$8,794

Liquidity and Capital Resources

Overview

At June 30, 2021, we had $265 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of June 30, 2021 (in millions):

	Domestic	International	Total
Cash and cash equivalents	$113.3	$137.1	$250.4
	45%	55%
Short-term investments	$10.1	$4.0	$14.1
	72%	28%
Total cash, cash equivalents and short-term investments	$123.4	$141.1	$264.5
	47%	53%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2021	December 31,	Increase/
(In thousands)	(unaudited)	2020	(Decrease)

Working capital	$483,339	$467,655	$15,684
Cash and cash equivalents (1)	250,421	260,232	(9,811)
Short-term investments (1)	14,110	59,923	(45,813)
Total cash, cash equivalents and short-term investments	$264,531	$320,155	$(55,624)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, cash generated from the sale and maturity of marketable securities, cash flows generated from our operations, cash generated from purchase of common stock through our employee stock purchase plan and available borrowings under our Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2020 and June 30, 2021 were:

◦Cash, cash equivalents, and short-term investments decreased by $56 million for the six-month period ended June 30, 2021. Additional analysis of the changes in our cash flows for the period ended June 30, 2021 compared to the year ended December 31, 2020 is discussed below;

◦Accounts receivable, net decreased by $8 million. Days sales outstanding increased to 57 days at June 30, 2021, compared to 56 days at December 31, 2020. The decrease in accounts receivable is primarily related to quarterly fluctuations in our net sales;

◦Inventory increased by $17 million. Inventory turns on a trailing twelve month basis were 1.6 at June 30, 2021 and 1.7 at December 31, 2020. The increase in inventory was primarily attributable to an increase in raw materials to support increased demand for our products and minimize supply chain disruptions;

◦The current portion of deferred revenue decreased by $6 million, which was primarily related to the timing of annual software maintenance renewals for our enterprise-level licensing arrangements;

◦Accrued compensation decreased by $18 million attributable to annual payments under our variable compensation programs related to 2020 performance and severance payments under our current restructuring initiative, partially offset by accruals related to expected payouts under our 2021 variable compensation programs;

◦Other current liabilities decreased by $16 million which was primarily related to income tax payments and changes in the fair value of foreign currency forward contracts designated as hedging instruments; and

◦Other taxes payable decreased by $9 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2021	2020
Cash provided by operating activities	$52,323	$101,498
Cash (used in) provided by investing activities	(6,315)	231,791
Cash (used in) provided by financing activities	(54,932)	13,936
Effect of exchange rate changes on cash	(887)	(636)
Net change in cash and cash equivalents	(9,811)	346,589
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$250,421	$541,205

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the six months ended June 30, 2021 decreased by $49 million compared to the same period in 2020. This decrease was primarily due to a $111 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by an increase of $62 million in net income adjusted for certain non-cash operating items, including stock-based compensation, depreciation and amortization, and gains on sale of assets/businesses:

•The aggregate of accounts receivable, inventory and accounts payable used net cash of $7 million during the six months ended June 30, 2021 compared to net cash provided of $19 million in the comparable period in 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

◦The aggregate of other movements in assets and liabilities used net operating cash of $57 million during the six months ended June 30, 2021 compared to net operating cash provided of $29 million in the comparable period in 2020. The year over year change is primarily attributable to the timing of payments of federal income taxes, variable compensation programs and severance payments under our current restructuring initiative.

Investing Activities

Cash provided by investing activities decreased by $238 million for the six months ended June 30, 2021 compared to the same period in 2020. This was primarily attributable to a $160 million decrease in proceeds received from the sale of our AWR subsidiary in January 2020, a $32 million increase in cash outflows related to acquisitions and equity-method investments, and a net sale of short-term investments of $46 million in the six months ended June 30, 2021 compared to a net sale of short-term investments of $101 million during the same period in 2020. The decrease in investing inflows was partially offset by a decrease of $10 million in capital expenditures and internally developed software costs that were eligible for capitalization during the six months ended June 30, 2021, compared to the same period in 2020.

Financing Activities

Cash provided by financing activities decreased by $69 million for the six months ended June 30, 2021 compared to the same period in 2020. This was primarily related to an $89 million decrease in net proceeds received under our term and revolving loan facilities, net of issuance costs, and an increase in cash outflows of $3 million related to our quarterly dividends, partially offset by a decrease in cash outflows of $24 million related to shares repurchased during the comparable period in 2020. (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At June 30, 2021, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of June 30, 2021.

Below are the payments due by period for our debt outstanding as of June 30, 2021:

	Payments due by period
(In thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Revolving line of credit	$100,000	—	—	100,000	—

Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our secured revolving loan facility. As of June 30, 2021, we had approximately $400 million in available borrowing capacity under the Credit Agreement. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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
•capital improvements for facilities;
•our relationships with suppliers and customers; and
•the amount of proceeds received as a result of our employee stock purchase plan.

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and the material changes during the six months ended June 30, 2021 to this information reported in our Form 10-K are described below.

Interest Expense Risk

Our borrowings under our Credit Agreement bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by less than $1 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.
The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Form 10-K. The developments described in the additional risk factor presented below have heightened, or in some cases manifested, certain of the risks disclosed in the other risk factors identified in the “Risk Factors” section of our Form 10-K.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 1, 2021, following a review of corporate law developments and market practices, our Board of Directors amended our Amended and Restated By-laws (the “By-Laws”) to clarify and update certain disclosure requirements and procedures, account for legal changes, and make related technical and conforming changes. The By-Laws were last amended in 2019. The amendments to the By-Laws were effective immediately and include, among other changes: (i) updating terminology and gender-related references; (ii) updating the provisions regarding stockholder meetings to further address the use of stockholder meetings conducted by means of remote communication (e.g., “virtual” meetings), rules for conduct at stockholder meetings and use of inspectors of election and related matters; (iii) making various changes to conform with the provisions of the Delaware General Corporation Law; (iv) updating the disclosure and notice content requirements for director nominations and stockholder proposals submitted outside of the Rule 14a-8 process, in each case by stockholders, and addressing completion of director and officer questionnaires and representations and agreements by such nominees; (v) updating provisions regarding officer titles and roles and the Board’s ability to empower the Chief Executive Officer to appoint and remove other officers; (vi) requiring resignation notices to be provided in writing as contemplated by the Delaware General Corporation Law rather than merely orally; and (vii) updating procedures concerning Board action taken without a meeting (including through use of electronic transmission of consents) and the calling of special and regular meetings of the Board and Board committees.

The above summary description of the amendments to the By-laws is qualified in its entirety by reference to the full text of the By-laws, a copy of which is included as Exhibit 3.2 hereto.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Registrant, effective May 14, 2013
3.2*	Amended and Restated By-laws of the Registrant effective August 1, 2021
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
10.1(2)
Second Amended and Restated Credit Agreement, dated as of June 18, 2021, among the Registrant, as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender

10.2(3)
Amended and Restated Collateral Agreement, dated as of June 18, 2021, among the Registrant, and certain of its subsidiaries from time to time party thereto, as grantors in favor of Wells Fargo Bank, National Association, as administrative agent

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 20, 2014
(2)	Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 8-K on June 23, 2021
(3)	Incorporated by reference to Exhibit 10.2 filed with the Registrant's Form 8-K on June 23, 2021
*Filed herewith
**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 2, 2021

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)