Form 10-Q
period 2021-09-30
NATIONAL INSTRUMENTS CORP
filed 2021-11-01
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2021
Common Stock, $0.01 par value	131,881,802

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Cash and cash equivalents	$230,697	$260,232
Short-term investments	—	59,923
Accounts receivable, net	279,196	266,869
Inventories, net	236,733	194,012
Prepaid expenses and other current assets	89,152	68,470
Total current assets	835,778	849,506
Property and equipment, net	248,712	254,399
Goodwill	480,489	467,547
Intangible assets, net	136,938	172,719
Operating lease right-of-use assets	56,644	67,674
Other long-term assets	79,850	72,643
Total assets	$1,838,411	$1,884,488
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$63,568	$51,124
Accrued compensation	87,802	87,068
Deferred revenue - current	120,762	132,151
Operating lease liabilities - current	12,360	15,801
Other taxes payable	43,673	48,129
Debt, current	—	5,000
Other current liabilities	25,162	42,578
Total current liabilities	353,327	381,851
Deferred income taxes	26,023	25,288
Income tax payable - non-current	54,195	61,623
Deferred revenue - non-current	32,278	36,335
Operating lease liabilities - non-current	29,206	35,854
Debt, non-current	100,000	92,036
Other long-term liabilities	16,910	26,630
Total liabilities	611,939	659,617
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,622,234 shares and 131,246,615 shares issued and outstanding, respectively	1,326	1,312
Additional paid-in capital	1,109,918	1,033,284
Retained earnings	132,404	211,101
Accumulated other comprehensive loss	(17,176)	(20,826)
Total stockholders’ equity	1,226,472	1,224,871
Total liabilities and stockholders’ equity	$1,838,411	$1,884,488
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales:
Product	$325,724	$269,651	$927,307	$809,890
Software maintenance	41,438	38,473	121,733	108,944
Total net sales	367,162	308,124	1,049,040	918,834

Cost of sales:
Product	99,072	88,370	286,485	254,236
Software maintenance	3,643	3,893	10,882	7,689
Total cost of sales	102,715	92,263	297,367	261,925

Gross profit	264,447	215,861	751,673	656,909

Operating expenses:
Sales and marketing	117,065	109,774	345,048	330,939
Research and development	82,165	70,802	243,685	206,648
General and administrative	31,037	37,431	94,672	92,980
Total operating expenses	230,267	218,007	683,405	630,567
Gain on sale of business/assets	—	—	—	159,753
Operating income	34,180	(2,146)	68,268	186,095

Other expense	(1,820)	(2,001)	(9,851)	(2,584)
Income before income taxes	32,360	(4,147)	58,417	183,511
Provision for income taxes	5,183	475	9,438	44,588

Net income (loss)	$27,177	$(4,622)	$48,979	$138,923

Basic earnings per share	$0.20	$(0.04)	$0.37	$1.06

Weighted average shares outstanding - basic	133,031	131,419	132,657	131,017

Diluted earnings per share	$0.20	$(0.04)	$0.37	$1.06

Weighted average shares outstanding - diluted	133,686	131,419	133,829	131,671

Dividends declared per share	$0.27	$0.26	$0.81	$0.78
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$27,177	$(4,622)	$48,979	$138,923
Other comprehensive (loss) income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(5,675)	8,483	(10,585)	6,507
Unrealized loss on securities available-for-sale	(21)	(163)	(162)	(317)
Unrealized gain (loss) on derivative instruments	4,243	(9,530)	18,605	(10,128)
Other comprehensive income (loss), before tax	(1,453)	(1,210)	7,858	(3,938)
Tax expense (benefit) related to items of other comprehensive income	948	(2,335)	4,208	(2,268)
Other comprehensive (loss) income, net of tax	(2,401)	1,125	3,650	(1,670)
Comprehensive income (loss)	$24,776	$(3,497)	$52,629	$137,253
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income	$48,979	$138,923
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of business/assets	—	(159,753)
Depreciation and amortization	73,418	61,228
Stock-based compensation	56,064	42,556
Loss from equity-method investees	5,082	2,559
Deferred income taxes	(2,030)	(932)
Changes in operating assets and liabilities	(95,477)	24,203
Net cash provided by operating activities	86,036	108,784

Cash flow from investing activities:
Acquisitions, net of cash received	(19,784)	(334,981)
Capital expenditures	(26,147)	(36,573)
Proceeds from sale of assets/business, net of cash divested	—	160,266
Capitalization of internally developed software	(1,246)	(2,806)
Additions to other intangibles	(2,317)	(1,045)
Payments to acquire equity-method investments	(15,753)	(7,502)
Purchases of short-term investments	—	(206,330)
Sales and maturities of short-term investments	59,714	351,597
Net cash used in investing activities	(5,533)	(77,374)

Cash flow from financing activities:
Proceeds from revolving line of credit	100,000	20,000
Proceeds from term loan	—	70,000
Payments on term loan	(98,750)	(875)
Debt issuance costs	(1,993)	(1,480)
Proceeds from issuance of common stock	25,438	24,971
Repurchase of common stock	(25,000)	(39,244)
Dividends paid	(107,397)	(102,396)
Net cash used in financing activities	(107,702)	(29,024)

Effect of exchange rate changes on cash	(2,336)	317

Net change in cash and cash equivalents	(29,535)	2,703
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$230,697	$197,319

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	September 30, 2021
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2021	132,980,932	$1,330	$1,087,622	$161,475	$(14,775)	$1,235,652
Net income	—	—	—	27,177	—	27,177
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Issuance of common stock under employee plans	240,368	2	8,197	—	—	8,199
Stock-based compensation	—	—	18,814	—	—	18,814
Repurchase of common stock	(599,066)	(6)	(4,715)	(20,279)	—	(25,000)
Dividends paid (1)	—	—	—	(35,969)	—	(35,969)
Balance at September 30, 2021	132,622,234	1,326	1,109,918	132,404	(17,176)	1,226,472

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	1,312	1,033,284	211,101	(20,826)	1,224,871
Net income	—	—	—	48,979	—	48,979
Other comprehensive gain, net of tax	—	—	—	—	3,650	3,650
Issuance of common stock under employee plans	1,974,685	20	25,418	—	—	25,438
Stock-based compensation	—	—	55,931	—	—	55,931
Repurchase of common stock	(599,066)	(6)	(4,715)	(20,279)	—	(25,000)
Dividends paid (1)	—	—	—	(107,397)	—	(107,397)
Balance at September 30, 2021	132,622,234	$1,326	$1,109,918	$132,404	$(17,176)	$1,226,472
(1) Cash dividends declared per share of common stock were $0.27 for the three months ended September 30, 2021, and $0.81 for the nine months ended September 30, 2021.

The accompanying notes are an integral part of these financial statements.

	September 30, 2020
	(Unaudited)
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at June 30, 2020	131,436,108	$1,314	$993,058	$299,132	$(23,865)	$1,269,639
Net loss	—	—	—	(4,622)	—	(4,622)
Other comprehensive gain, net of tax	—	—	—	—	1,125	1,125
Issuance of common stock under employee plans	256,034	2	7,715	—	—	7,717
Stock-based compensation	—	—	15,142	—	—	15,142
Repurchase of common stock	(446,502)	(4)	(3,259)	(12,300)	—	(15,563)
Dividends paid (1)	—	—	—	(34,240)	—	(34,240)
Balance at September 30, 2020	131,245,640	1,312	1,012,656	247,970	(22,740)	1,239,198

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	138,923	—	138,923
Other comprehensive loss, net of tax	—	—	—	—	(1,670)	(1,670)
Issuance of common stock under employee plans	1,855,806	18	24,953	—	—	24,971
Stock-based compensation	—	—	42,264	—	—	42,264
Repurchase of common stock	(1,114,701)	(11)	(8,139)	(31,094)	—	(39,244)
Dividends paid (1)	—	—	—	(102,396)	—	(102,396)
Balance at September 30, 2020	131,245,640	$1,312	$1,012,656	$247,970	$(22,740)	$1,239,198
(1) Cash dividends declared per share of common stock were $0.26 for the three months ended September 30, 2020, and $0.78 for the nine months ended September 30, 2020.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2021 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at September 30, 2021 and December 31, 2020, the results of our operations and comprehensive income for three and nine months ended September 30, 2021 and 2020, our cash flows for the nine months ended September 30, 2021 and 2020 and our statement of stockholders' equity for the three and nine months ended September 30, 2021 and 2020. Our operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Summary of Significant Accounting Policies

There were no changes in our significant accounting policies during the three and nine months ended September 30, 2021 compared to the significant accounting policies described in our Form 10-K.

Divestitures

AWR

On January 15, 2020, we completed the sale of our AWR Corporation subsidiary ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/assets" in the consolidated statements of income, which also included approximately $1 million of transaction costs.

The divestiture of AWR resulted in the derecognition of the following assets and liabilities:

(In thousands)
Cash	$1,027
Accounts receivable, net	7,233
Prepaid and other current assets	283
Goodwill	7,221
Other non-current assets	556
Total Assets	16,320

Deferred revenue	15,296
Other current liabilities	940
Cumulative translation adjustment	(660)
Total liabilities and stockholders' equity	15,576

Total assets divested, net (including cash)	$744

Other (Expense) Income

Other expense, net consisted of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Interest income	$56	$414	$330	$3,724
Interest expense	(657)	(973)	(2,584)	(1,115)
Gain (loss) from equity-method investments	278	(627)	(5,082)	(2,559)
Net foreign exchange loss	(1,226)	(676)	(2,681)	(2,019)
Other	(271)	(139)	166	(615)
Other expense, net	$(1,820)	$(2,001)	$(9,851)	$(2,584)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units ("RSUs"), is computed using the treasury stock method. The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Weighted average shares outstanding-basic	133,031	131,419	132,657	131,017
Plus: Common share equivalents
RSUs	655	—	1,172	654
Weighted average shares outstanding-diluted	133,686	131,419	133,829	131,671

Shares issuable upon vesting of RSU awards of 143,000 shares and 3,490,700 shares for the three months ended September 30, 2021 and 2020, respectively, and 123,000 shares and 276,000 shares for the nine months ended September 30, 2021 and 2020, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts:

	As of September 30, 2021	As of December 31,
(In thousands)	(unaudited)	2020
Income taxes payable - current	$2,590	$13,720
Hedge payable - current	6,058	13,031
Other	16,514	15,827
Total	$25,162	$42,578

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

Total net sales based on the disaggregation criteria described above are as follows:

		Three Months Ended September 30,
(In thousands)		(Unaudited)
	2021			2020

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$125,069	$23,835	$148,904	$107,808	$19,241	$127,049
EMEA	72,430	22,433	94,863	57,988	20,551	78,539
APAC	112,931	10,464	123,395	92,050	10,486	102,536
Total net sales(1)	$310,430	$56,732	$367,162	$257,846	$50,278	$308,124
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Nine Months Ended September 30,
(In thousands)		(Unaudited)
	2021			2020

Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$341,870	$68,436	$410,306	$316,220	$57,554	$373,774
EMEA	204,786	64,769	269,555	181,330	58,594	239,924
APAC	337,455	31,724	369,179	274,341	30,795	305,136
Total net sales(1)	$884,111	$164,929	$1,049,040	$771,891	$146,943	$918,834
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

Changes in deferred revenue, current and non-current, during the nine months ended September 30, 2021 were as follows:

(In thousands)	Amount
Balance as of December 31, 2020	$168,486
Deferral of revenue billed in current period, net of recognition	104,092
Recognition of revenue deferred in prior periods	(115,999)
Foreign currency translation impact	(3,539)
Balance as of September 30, 2021 (unaudited)	$153,040

For the nine months ended September 30, 2021, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the nine months ended September 30, 2021, the amounts recorded that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, was approximately $61 million as of September 30, 2021. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of September 30, 2021, we expect to recognize approximately 14% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 45% during 2022, and 41% thereafter.

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

Note 3 – Investments

The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

As of September 30, 2021
(In thousands)	(Unaudited)
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$—	$—	$—	$—
Total short-term investments	$—	$—	$—	$—

(In thousands)	As of December 31, 2020
		Gross	Gross
	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds	$59,761	$163	$(1)	$59,923
Total short-term investments	$59,761	$163	$(1)	$59,923

The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

As of September 30, 2021
(In thousands)	(Unaudited)
Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$—	$—
Total available-for-sale debt securities	$—	$—

Equity-Method Investments

The carrying value of our equity method investments was $33 million and $25 million as of September 30, 2021 and December 31, 2020, respectively. During the first quarter of 2021, we determined there was an other than temporary impairment for one of our equity-method investments, based on revised forecasts. We recorded a $3.5 million impairment loss related to this investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments is included within "Other expense". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three and nine months ended September 30, 2021 and 2020.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$113,553	$113,553	$—	$—

Other assets
Derivatives	10,453	—	10,453	—
Total Assets	$124,006	$113,553	$10,453	$—

Liabilities
Derivatives	$(7,528)	$—	$(7,528)	$—
Total Liabilities	$(7,528)	$—	$(7,528)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$145,466	$145,466	$—	$—

Short-term investments available for sale:
Corporate bonds	59,923	—	59,923	—

Other assets
Derivatives	6,124	—	6,124	—
Total Assets	$211,513	$145,466	$66,047	$—

Liabilities
Derivatives	$(19,359)	$—	$(19,359)	$—
Total Liabilities	$(19,359)	$—	$(19,359)	$—

We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All of our short-term investments available-for-sale have contractual maturities of less than 60 months as of December 31, 2020.

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2021. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2021.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 59% and 59% of our net sales during the three months ended September 30, 2021 and 2020, respectively, and approximately 61% and 59% during the nine months ended September 30, 2021 and 2020, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

 Cash flow hedges

To help protect against the reduction in value caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the value of the dollar changes significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We use foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won and Chinese yuan) and limit the duration of these contracts to 40 months or less.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2021	As of December 31,
	(Unaudited)	2020
British pound	$31,445	$25,133
Chinese yuan	96,205	45,553
Euro	176,759	219,115
Hungarian forint	64,928	82,429
Japanese yen	53,798	73,399
Korean won	24,092	22,301
Malaysian ringgit	34,536	36,249
Total forward contracts notional amount	$481,763	$504,179

The contracts in the foregoing table had contractual maturities of 27 months or less at September 30, 2021 and 36 months or less at December 31, 2020.

At September 30, 2021, we expect to reclassify $3.7 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.0 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $0.7 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2021. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of September 30, 2021 and December 31, 2020, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $102 million and $89 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

	Asset Derivatives
		September 30, 2021	December 31, 2020
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$6,118	$1,564
Foreign exchange contracts - LT forwards	Other long-term assets	3,915	3,117
Total derivatives designated as hedging instruments		$10,033	$4,681

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$420	$1,443
Total derivatives not designated as hedging instruments		$420	$1,443

Total derivatives		$10,453	$6,124

	Liability Derivatives
		September 30, 2021	December 31, 2020
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(4,166)	$(12,549)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(1,470)	(6,328)
Total derivatives designated as hedging instruments		$(5,636)	$(18,877)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,892)	$(482)
Total derivatives not designated as hedging instruments		$(1,892)	$(482)

Total derivatives		$(7,528)	$(19,359)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended September 30, 2021 and 2020, respectively:

September 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$7,400	Net sales	$(815)

Foreign exchange contracts - forwards	(1,869)	Cost of sales	(73)

Foreign exchange contracts - forwards	(1,288)	Operating expenses	(88)
Total	$4,243		$(976)

September 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(12,524)	Net sales	$334

Foreign exchange contracts - forwards	1,849	Cost of sales	(448)

Foreign exchange contracts - forwards	1,145	Operating expenses	(266)
Total	$(9,530)		$(380)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2021	September 30, 2020
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$(1,679)	(267)

Total		$(1,679)	$(267)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2021 and 2020, respectively:

September 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$23,098	Net sales	$(5,249)

Foreign exchange contracts - forwards	(2,675)	Cost of sales	(73)

Foreign exchange contracts - forwards	(1,819)	Operating expenses	(70)
Total	$18,604		$(5,392)

September 30, 2020
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(6,800)	Net sales	$5,594

Foreign exchange contracts - forwards	(1,898)	Cost of sales	(1,817)

Foreign exchange contracts - forwards	(1,430)	Operating expenses	(1,348)
Total	$(10,128)		$2,429

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2021	September 30, 2020
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$(3,942)	$(163)
Total		$(3,942)	$(163)

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2021	December 31,
(In thousands)	(Unaudited)	2020

Raw materials	$131,725	$99,942
Work-in-process	11,458	11,307
Finished goods	93,550	82,763
Total	$236,733	$194,012

Note 7 – Intangible assets, net and goodwill

Intangible assets at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(In thousands)	(Unaudited)			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$82,099	$(68,074)	$14,025	$115,251	$(83,706)	$31,545
Acquired technology	98,900	(19,017)	79,883	105,486	(17,913)	87,573
Customer relationships	39,747	(15,274)	24,473	40,273	(10,026)	30,247
Patents	35,923	(28,737)	7,186	35,803	(25,578)	10,225
Other	26,885	(15,514)	11,371	27,440	(14,311)	13,129
Total	$283,554	$(146,616)	$136,938	$324,253	$(151,534)	$172,719

Software development costs capitalized for the three months ended September 30, 2021 and 2020 were $0.6 million and $(0.2) million, respectively, and related amortization expense was $5.6 million and $6.9 million, respectively. For the nine months ended September 30, 2021 and 2020, capitalized software development costs were $1.4 million and $3.1 million, respectively, and related amortization expense was $18.9 million and $21.6 million, respectively. Capitalized software development costs for the three months ended September 30, 2021 and 2020 included costs related to stock-based compensation of less than $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, capitalized software development costs included costs related to stock-based compensation of $0.2 million and $0.3 million, respectively. The related amounts in the table above are net of fully amortized assets.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $13.4 million and $14.2 million for the three months ended September 30, 2021 and 2020, respectively, and $43.3 million and $32.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill as of September 30, 2021, was as follows:

(In thousands)	Amount
Balance as of December 31, 2020	$467,547
Acquisitions	16,893
Measurement period adjustments	1,973
Foreign currency translation impact	(5,924)
Balance as of September 30, 2021 (unaudited)	$480,489

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

No impairment of goodwill was identified during the nine months ended September 30, 2021 or the twelve months ended December 31, 2020.

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

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Lease Cost (1)	$5,174	$4,869	$15,712	$15,941
(1) Includes variable and short-term lease costs

Maturities of lease liabilities as of September 30, 2021 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2021 (Excluding the nine months ended September 30, 2021)	$4,419
2022	12,815
2023	8,638
2024	7,445
2025	4,949
Thereafter	7,067
Total future minimum lease payments	45,333
Less imputed interest	(3,767)
Total lease liabilities	$41,566
As of September 30, 2021, we have additional operating leases that have not commenced during the nine months ended September 30, 2021, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $94 million and $93 million at September 30, 2021 and December 31, 2020, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.9 million and $10.5 million of gross unrecognized tax benefits at September 30, 2021 and December 31, 2020, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.2 million for the three months ended September 30, 2021, as a result of the tax positions taken during prior periods. As of September 30, 2021, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.4 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended September 30, 2021, we recognized interest expense related to uncertain tax positions of approximately $40,000. As of September 30, 2021, we had approximately $0.5 million accrued for interest related to uncertain tax positions. The tax years 2014 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 16% and (11)% for the three months ended September 30, 2021 and 2020, respectively, and 16% and 24% for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of an enhanced deduction for certain research and development expenses, the U.S. research and development tax credit, foreign taxes lower than the statutory rate and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, state income taxes net of federal benefit, nondeductible officer compensation and excess tax expense from share-based compensation. For the nine months ended September 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of an enhanced deduction for certain research and development expenses, the U.S research and development tax credit and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, state income taxes net of federal benefit and nondeductible officer compensation. For the three months ended September 30, 2020, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of foreign taxes lower than the statutory rate, the U.S. research and development tax credit, an enhanced deduction for certain research and development expenses and the deduction for foreign-derived intangible income, offset by state income taxes net of federal benefit, nondeductible officer compensation and nondeductible acquisition costs. For the nine months ended September 30, 2020, our effective tax rate was higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes net of federal benefit, nondeductible officer compensation, foreign taxes greater than the statutory rate, nondeductible acquisition costs and the gain on the sale of our AWR business, offset by the U.S. research and development tax credit, an enhanced deduction for certain research and development expenses, and the deduction for foreign-derived intangible income.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $1.9 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2021 were approximately $0.6 million and $0.9 million, respectively. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2020 were approximately $0.2 million and $0.4 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2021 and September 30, 2020 was approximately $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2021 and 2020, consisted of the following:

	September 30, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(10,585)	(162)	13,213	2,466
Reclassified from accumulated OCI into income	—	—	5,392	5,392
Income (benefit) tax expense	—	(4)	4,212	4,208
Balance as of September 30, 2021	$(20,651)	$(584)	$4,059	$(17,176)

	September 30, 2020
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2019	$(25,831)	$(85)	4,846	$(21,070)
Current-period other comprehensive income (loss)	6,507	(317)	(7,699)	(1,509)
Reclassified from accumulated OCI into income	—	—	(2,429)	(2,429)
Income tax benefit	—	(45)	(2,223)	(2,268)
Balance as of September 30, 2020	$(19,324)	$(357)	$(3,059)	$(22,740)

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

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994 Plan, 2005 Plan, 2010 Plan, and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 3,270,415 shares available for grant under the 2020 Plan at September 30, 2021.

Performance-based stock units

During the nine months ended September 30, 2021 and 2020, we granted 130,006 and 144,647 performance-based restricted stock units (“PRSUs”), respectively, to executive officers pursuant to the 2020 Plan and 2015 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the nine months ended September 30, 2021, the three-year performance period commenced on January 1, 2021 and will end on December 31, 2023, and for the PRSUs granted during the nine months ended September 30, 2020, the three year performance commenced on January 1, 2020 and will end on December 31, 2022, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

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

	Nine Months Ended
	(unaudited)
	September 30, 2021	September 30, 2020
Number of simulations	100,000	100,000
Expected volatility	40.60%	27.41%
Expected life in years	2.95 years	2.92 years
Risk-free interest rate	0.21%	1.38%
Dividend yield	2.66%	2.32%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $66.97 per share and $61.00 per share in 2021 and 2020, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At September 30, 2021, we had 2,257,649 shares of common stock reserved for future issuance under the ESPP. We issued 801,543 shares under this plan in the nine months ended September 30, 2021 and the weighted average purchase price was $31.74 per share. During the nine months ended September 30, 2021, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. There were no shares of preferred stock issued and outstanding at September 30, 2021.

Stock repurchases and retirements

On April 21, 2010, our Board of Directors authorized a program to repurchase of shares of our common stock from time to time, depending on market conditions and other factors (the "Program"). The Board of Directors has amended the Program several times over the years to increase the number of shares that may be purchased under the Program. Most recently, on October 23, 2019, our Board amended the Program to increase the number of shares that may be repurchased by 3,000,000 shares. At September 30, 2021, there were 1,010,877 shares remaining available for repurchase under the Program. During the three and nine months ended September 30, 2021, we repurchased 599,066 shares of our common stock at a weighted average price per share of $41.73. During the three months ended September 30, 2020, we repurchased 446,502 shares of our common stock at a weighted average price per share of $34.86 and during the nine months ended September 30, 2020, we repurchased 1,114,701 shares of our common stock at a weighted average price per share of $35.21. The Program does not have an expiration date.

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

The following table presents summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended September 30, 2021	$141	$59	$167	$367
Three months ended September 30, 2020	$121	$52	$135	$308

Nine months ended September 30, 2021	$388	$172	$489	$1,049
Nine months ended September 30, 2020	$355	$139	$425	$919
(1): Includes Mainland China and the Hong Kong Special Administrative Region

The following table presents summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets and other long-term assets excluding intangible assets.

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
September 30, 2021	$127	$51	$75	$56	$309
December 31, 2020	$127	$52	$75	$68	$322

Note 13 – Debt

On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. The Credit Agreement amended and restated and refinanced our prior Amended and Restated Credit Agreement, dated as of June 12, 2020, by and among us, the lenders from time-to-time party thereto and Administrative Agent, as amended on October 30, 2020.

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

Under the circumstances described in the Credit Agreement, certain of our wholly-owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying the obligations of the Company under the Credit Agreement, among other things. There is no Subsidiary Guarantor, and no Guaranty has been executed in connection with the Credit Agreement at this time. In connection with the Credit Agreement, we, our Subsidiary Guarantors from time-to-time party thereto and the Administrative Agent have entered (or will enter in the case of the future Subsidiary Guarantors) into an Amended and Restated Collateral Agreement pursuant to which we and each of our Subsidiary Guarantor from time-to-time have granted (or will grant) a lien on substantially all of their assets to secure their obligations under the Credit Agreement and the Guaranty.

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

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of September 30, 2021 (unaudited) and December 31, 2020, respectively (in thousands):

	September 30,	December 31,
(in thousands)	2021	2020
Secured
2020 Term loan (effective interest rate of 1.7%)	$—	$98,750
2021 Revolving line of credit (effective interest rate of 1.3%)	100,000	—

Total Debt	100,000	98,750
Less: Unamortized debt issuance costs	—	(1,714)
Less: Current portion of total debt	—	(5,000)
Total Debt, non-current	$100,000	$92,036

As of September 30, 2021, debt issuance costs of approximately $2.6 million attributable to the revolving line of credit are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving line of credit.

Please refer to Note 18 - Subsequent Events of Notes to Consolidated Financial Statements for additional information on additional borrowings under our Credit Agreement.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2021	2020
Balance at the beginning of the period	$2,872	$2,561
Accruals for warranties issued during the period	2,037	1,824
Accruals related to pre-existing warranties	(636)	405
Settlements made (in cash or in kind) during the period	(1,291)	(2,088)
Balance at the end of the period	$2,982	$2,702

As of September 30, 2021, we had certain off-balance sheet commitments that require the future purchase of goods or services ("unconditional purchase obligations"). Our unconditional purchase obligations primarily consist of payments to various suppliers for customized inventory and inventory components. As of September 30, 2021, our total future payments under noncancellable unconditional purchase obligations having a remaining term in excess of one year were approximately $3.2 million.

Note 15 – Restructuring

On October 29, 2020, we announced a workforce reduction plan (the “Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this Plan were recognized during the three months ended December 31, 2020. We implemented a majority of the actions under this Plan as of September 30, 2021.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Cost of sales	$(7)	$(13)	$(50)	$7
Research and development	65	38	444	4,716
Sales and marketing	(223)	512	3,924	8,055
General and administrative	54	121	2,159	683
Total restructuring and other related costs	$(111)	$658	$6,477	$13,461

A summary of balance sheet activity related to our restructuring activity is shown below:

(in thousands)	Restructuring Liability
Balance as of December 31, 2020	$28,993
Income statement expense	6,477
Cash payments	(30,389)
Balance as of September 30, 2021	$5,081
The restructuring liability of $5.1 million at September 30, 2021 related primarily to severance payments associated with the restructuring activity is recorded  in the “accrued compensation” line item of our consolidated balance sheet.

Note 16 – Litigation

We are not currently a party to any material litigation. However, in the ordinary course of our business, we have in the past, are currently and may likely become involved in various legal proceedings, claims, and regulatory, tax or government inquiries and investigations, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

Note 17 – Acquisitions

Acquisition of OptimalPlus

On July 2, 2020, we completed the acquisition of OptimalPlus Ltd. (“OptimalPlus”), a global leader in data analytics software for the semiconductor, automotive and electronics industries that is based in Israel. As a result of acquiring 100% of the outstanding share capital of OptimalPlus, OptimalPlus became our wholly-owned subsidiary. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of OptimalPlus have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the purchase price allocation of OptimalPlus:

(in thousands)	July 2, 2020
Consideration Transferred	$352,642

Cash	17,661
Intangible assets	129,000
Goodwill	205,038
Contract assets	15,454
Deferred revenue	(7,341)
Accounts receivable	4,927
Other assets and liabilities	(4,516)
Deferred tax liabilities	(7,581)
Net assets acquired	$352,642

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

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation, and the average remaining useful lives, for identifiable intangible assets acquired:

(dollars in thousands)	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$30,100	5
Developed technology	82,400	6
In-process research and development (IPR&D)	10,400	6
Other intangibles	6,100	3-5
Total	$129,000

Developed technology and IPR&D relate to software platforms for data analytics in the semiconductor, automotive, and electronic industries that combine machine-learning with a global data infrastructure to provide real-time product analytics and extract insights from data across the entire supply chain. We valued the developed technology and IPR&D using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each technology, as well as the cash flows over the forecast period. IPR&D was initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is amortized over the asset’s estimated useful life.

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

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested share options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three and nine months ended September 30, 2020, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020
(in thousands)
Net sales	$309,142	$929,381
Net income	$4,907	$123,676

Other Acquisitions

During the second quarter of 2021, we also completed the acquisition of a software company that specializes in signal processing and hi-fi simulation software for validation of autonomous vehicles and advanced driver assistance systems (ADAS), for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented.

The preliminary purchase price allocation related to the acquisition was not finalized as of September 30, 2021, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented because the effects of the acquired operations were not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our software-defined automated test and measurement platform. Goodwill is not deductible for tax purposes.

Note 18 – Subsequent events

Dividends

On October 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.27 per common share, payable on November 29, 2021, to stockholders of record on November 8, 2021.

Acquisitions

On October 19, 2021, we completed the acquisition of NH Research (NHR), a manufacturer of test and measurement solutions for high power applications including electric vehicles and batteries. This transaction is being accounted for as a business combination. All of the acquired assets and liabilities of the acquired business will be recorded at their respective fair values as of the acquisition date. Transaction costs will be expensed as incurred. At the acquisition date, total consideration transferred was approximately $200 million, inclusive of $3 million in cash acquired. The acquisition was funded by $200 million drawn under our existing credit facility in October 2021. See Note 13 - Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings.

We have excluded certain disclosures required under ASC Topic 805. Disclosure of certain information has been deemed impracticable primarily due to the short period of time we have had to obtain the necessary information from the acquired company, which is not a public company. This short timeframe prohibits us from fully applying various valuation methodologies and preparing the information for this Quarterly Report on Form 10-Q for the third quarter of 2021. Such information, as required under Topic 805, will be included in our Annual Report on Form 10-K for the year ended 2021, and finalized within the one-year measurement period.

Restructuring

On October 26, 2021, we initiated a restructuring plan (the “2021 Plan”) that will result in the site closure of our facilities in Aachen, Germany. This targeted restructuring effort is intended to accelerate our growth strategy and further optimize our operations and cost structure. In connection with the 2021 Plan, we currently estimate that we will incur pre-tax charges of approximately $8 million to $9 million, consisting primarily of severance payments and other employee-related costs. We expect that the majority of these charges will be recognized during the fourth quarter of 2021.

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

•Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 59% of our net sales during the three months ended September 30, 2021 and 2020, respectively, and approximately 61% and 59% of our net sales during the nine months ended September 30, 2021 and 2020, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Current Business Outlook

During the third quarter of 2021, we continued to see strong demand from our customers across the geographic regions and end markets that we serve, with the value of total orders increasing by approximately 30% compared to the same period in 2020. Although the strength and duration of the recent trends will vary by region and end market, we remain optimistic about opportunities for additional revenue growth during the remainder of 2021 and beyond. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, and advanced driver assistance systems (ADAS). We also anticipate that recent additions and enhancements to our software offerings will differentiate our products and fuel demand across our various end markets.

We continue to experience shortages of certain components in our supply chain due to global capacity constraints that were amplified by the COVID-19 pandemic and increasing global demand. Historically, our backlog levels have remained fairly consistent at the end of each quarter, representing approximately a week of quarterly sales activity, and the majority of these orders are fulfilled quickly within the following quarter. However, due to the shortage of certain components from our suppliers and the increase in demand from our customers, our backlog at the end of the third quarter was more than six times the historical average, representing more than one month of quarterly sales activity. Longer lead times to fulfill orders for certain offerings have continued to shift the timing of revenue recognition into future periods and increased our costs to obtain a consistent supply of certain components. Consequently, while we expect some temporary headwinds related to the supply chain constraints to continue while global supply chains adjust to the significant increases in demand, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on system offerings through the remainder of 2021 and beyond.

We remain committed to maintaining our critical investments and capacity to run our business while continuing to innovate. Furthermore, we continue to focus on scale and efficiency in serving our broad-based customers. Our focus to streamline the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This commitment and focus include plans to invest in ni.com for a better digital experience and continue to significantly expand the usage of our distributor channel during 2021 and beyond. We believe these actions will allow our direct sales force to support proactive engagements with accounts where we can deliver enterprise-level value.

During the three months ended September 30, 2021, sales to our distributors represented approximately 12% of our total sales, compared to 2% in the same period of 2020 and during the nine months ended September 30, 2021, sales to our distributors represented approximately 8% of our total net sales, compared to 2% in the same period of 2020. As of September 30, 2021, our distributors were not carrying significant amounts of our products in inventory and were not eligible for any variable adjustments related to their previous purchases. As of September 30, 2021 no single distributor accounted for more than 2% of our total net sales.

As part of our efforts to streamline the process of doing business with NI, we have also increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended September 30, 2021, orders from our Focus accounts and Broad-based accounts increased by 27% and 37%, respectively, compared to the same period in 2020.

During the nine months ended September 30, 2021, we saw continued volatility in the exchange rates between the U.S. dollar and many of the currency markets where we have exposure. The U.S. dollar index, as tracked by the St. Louis Federal Reserve, was approximately 5% weaker compared to the first nine months of 2020 resulting in a modest year over year benefit to our US dollar equivalent sales. We cannot predict to what degree foreign currency markets will fluctuate in the future. See Results of Operations - Net Sales below for additional discussion on the impact of foreign exchange rates on our net sales and Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Net sales:
Americas	40.6%	41.2%	39.1%	40.7%
EMEA	25.8	25.5	25.7	26.1
APAC	33.6	33.3	35.2	33.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	28.0	29.9	28.3	28.5
Gross profit	72.0	70.1	71.7	71.5
Operating expenses:
Sales and marketing	31.9	35.6	32.9	36.0
Research and development	22.4	23.0	23.2	22.5
General and administrative	8.5	12.1	9.0	10.1
Total operating expenses	62.7	70.8	65.1	68.6
Gain on sale of business/asset	—	—	—	17.4
Operating income	9.3	(0.7)	6.5	20.3
Other expense	(0.5)	(0.6)	(0.9)	(0.3)
Income before income taxes	8.8	(1.3)	5.6	20.0
Provision for income taxes	1.4	0.2	0.9	4.9
Net income	7.4%	(1.5)%	4.7%	15.1%
  Figures may not sum due to rounding.

Results of Operations for the three and nine months ended September     30, 2021 and 2020

Net Sales.  The following table sets forth our net sales for the three and nine months ended September 30, 2021 and 2020 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage

Product sales	$325.7	$269.7	56.1	21%	$927.3	$809.9	117.4	14%
Software maintenance sales	41.4	38.5	3.0	8%	121.7	108.9	12.8	12%
Total net sales	$367.2	$308.1	59.0	19%	$1,049.0	$918.8	130.2	14%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three and nine months ended September 30, 2021 were up 19 percent and 14 percent, respectively, compared to the same period in 2020.

•The increase in product sales was primarily attributable to stronger demand for our system-level offerings, particularly in semiconductor and electronics test solutions as well as our transportation-related offerings. Net sales in those end markets increased more than 40 percent for the three months ended September 30, 2021 compared to the same period in 2020. Additionally, we implemented price increases for certain offerings which increased net sales by approximately 5 percent compared to the same periods in 2020.

•The increase in software maintenance sales was primarily related to additional billings from our software-related recurring revenue streams during the trailing twelve months, including annual renewals of software maintenance programs and the software-maintenance component of our subscription licensing offerings, which consist primarily of our enterprise-level licenses for LabVIEW and our product analytics offerings.

Net Sales by Region
The following table sets forth our net sales by geographic region for the three and nine months ended September 30, 2021 and 2020 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage

Americas	$148.9	$127.0	21.9	17%	$410.3	$373.8	36.5	10%
Percentage of total net sales	40.6%	41.2%			39.1%	40.7%

EMEA	$94.9	$78.5	16.3	21%	$269.6	$239.9	29.6	12%
Percentage of total net sales	25.8%	25.5%			25.7%	26.1%

APAC	$123.4	$102.5	20.9	20%	$369.2	$305.1	64.0	21%
Percentage of total net sales	33.6%	33.3%			35.2%	33.2%
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

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended September 30, 2021
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$127.0	21.6	17.0%	0.3	0.2%	$148.9
EMEA	$78.5	14.9	19.0%	1.4	1.8%	$94.9
APAC	$102.5	17.6	17.1%	3.3	3.2%	$123.4
Total net sales	$308.1	54.1	17.6%	4.9	1.6%	$367.2

	Nine months ended September 30, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine months ended September 30, 2021
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$373.8	35.8	9.6%	0.7	0.2%	$410.3
EMEA	$239.9	21.5	9.0%	8.2	3.4%	$269.6
APAC	$305.1	53.4	17.5%	10.7	3.5%	$369.2
Total net sales	$918.8	110.6	12.0%	19.6	2.2%	$1,049.0
  Figures may not sum due to rounding.

To help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2021 and 2020, these hedges had the effect of decreasing our net sales by $0.8 million and increasing our net sales by $0.3 million, respectively. During the nine months ended September 30, 2021 and 2020, these hedges had the effect of decreasing our net sales by $5.2 million and increasing our net sales by $5.6 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2021 and 2020).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in the amount of revenues from our large customers and changes in the foreign currency exchange markets. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2021 and 2020 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2021	2020	2021	2020

Gross Profit	$264.4	$215.9	$751.7	$656.9
% change compared with prior period	22.5%		14.4%
Gross Profit as a percentage of net sales	72.0%	70.1%	71.7%	71.5%

The increases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Nine Months Ended
	(Unaudited)	(Unaudited)
September 30, 2020	70.1%	71.5%
Impact of amortization of acquired intangible and other purchase accounting adjustments	0.1%	(0.9)%
Impact of increases in outbound freight and other logistics costs	(0.2)%	(0.3)%
Impact of change in excess and obsolescence reserve	(0.4)%	(0.3)%
Impact of changes in sales mix and sales price	1.9%	1.2%
Changes in foreign currency exchange rates	0.5%	0.5%
September 30, 2021	72.0%	71.7%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2021 and 2020, these hedges had the effect of increasing our cost of sales by $0.1 million and increasing our cost of sales by $0.4 million, respectively. During the nine months ended September 30, 2021 and 2020, these hedges had the effect of increasing our cost of sales by $0.1 and $1.8 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2021 and 2020).

Operating Expenses. The following table sets forth our operating expenses for the three and nine months ended September 30, 2021 and 2020, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2021	2020	Change	2021	2020	Change

Sales and marketing	$117,065	$109,774	7%	$345,048	$330,939	4%
Percentage of total net sales	32%	36%		33%	36%

Research and development	$82,165	$70,802	16%	$243,685	$206,648	18%
Percentage of total net sales	22%	23%		23%	22%

General and administrative	$31,037	$37,431	(17)%	$94,672	$92,980	2%
Percentage of total net sales	8%	12%		9%	10%

Total operating expenses	$230,267	$218,007	6%	$683,405	$630,567	8%
Percentage of total net sales	63%	71%		65%	69%

Operating Expenses - Three Months Ended September 30, 2021

The year over year increase of $12 million in our operating expenses during the three months ended September 30, 2021 was primarily related to the following:

•$18 million increase in personnel costs, primarily attributable to additional accruals for expected attainment under our variable compensation programs and stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested awards and a shorter average service period for our awards) partially offset by a reduction in severance-related costs associated with our restructuring activities;
•$2 million increase in external service providers and travel expenses related to strategic initiatives and loosening of restrictions related to the COVID-19 pandemic;
•$2 million increase related to the year over year impact of changes in foreign currency exchange rates; and
•$10 million decrease attributable to lower acquisition-related transaction and integration costs.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended September 30, 2021 compared to the same period in 2020 were additional costs related to accruals under our variable compensation programs, additional costs related to advertising and stock-based compensation, which were partially offset by lower severance-related charges and salaries due to a reduction in headcount.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended September 30, 2021 compared to the same period in 2020 were additional personnel costs related to accruals under our variable compensation programs, salaries and stock-based compensation expense.

General and administrative

The primary drivers of the decrease in general and administrative expenses for the three months ended September 30, 2021 compared to the same period in 2020 were decreases in acquisition-related transaction costs, partially offset by additional personnel costs related to accruals under our variable compensation programs and stock-based compensation expense.

Operating Expenses - Nine Months Ended September 30, 2021

The year over year increase of $53 million in our operating expenses during the nine months ended September 30, 2021 was primarily related to the following:

•$25 million increase in non-acquisition personnel costs, primarily attributable to additional accruals for estimated attainment under our variable compensation programs and additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested awards and a shorter average service period for our awards), partially offset by lower severance-related costs
•$16 million increase related to the amortization of acquisition-related intangibles, additional operating costs of our acquired OptimalPlus business, and transaction and integration costs related to a one-time redemption fee associated with recently acquired intellectual property;
•$7 million increase related to the year over year impact of changes in foreign currency exchange rates;
•$3 million increase in advertising and external service providers spending partially offset by lower travel spending related to the COVID-19 pandemic travel restrictions; and
•$2 million increase related to a decrease in software development costs eligible for capitalization.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the nine months ended September 30, 2021 compared to the same period in 2020 were additional costs associated with accruals under our variable compensation programs, marketing and advertising costs, and the amortization of acquired intangibles, which were partially offset by lower severance-related costs and lower salaries related to lower headcount.

Research and Development

The primary drivers of the increase in research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 were additional personnel costs associated with accruals under our variable compensation programs, higher salaries, stock-based compensation, as well as an anticipated decrease in software development costs eligible for capitalization, which were partially offset by lower severance-related costs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period in 2020 were additional personnel costs associated with accruals under our variable compensation programs, stock-based compensation, and severance, as well as a one-time redemption fee associated with recently acquired intellectual property.

Gain on sale of business/assets. As previously disclosed, on January 15, 2020, we completed the sale of our AWR subsidiary and recognized a gain on the sale of $160 million. These amounts are presented as "Gain on sale of business/assets" in our Consolidated Statements of Income.

Operating Income (loss).  For the three months ended September 30, 2021 and 2020, operating income was $34 million and $(2) million, respectively. As a percentage of net sales, operating income was 9.3% and (0.7)% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, operating income was $68 million and $186 million, respectively. As a percentage of net sales, operating income was 6.5% and 20.3% for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating income in absolute dollars for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The decrease in operating income in absolute dollars for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributable to the approximately $160 million gain on sale of our AWR subsidiary in 2020, partially offset by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

• Interest Income. For the three months ended September 30, 2021 and 2020, interest income was $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, interest income was $0.3 million and $3.7 million, respectively. During the nine months ended September 30, 2021, the Federal Reserve maintained the federal funds rate target to a range of zero to 0.25%. This will likely continue to have a negative impact on our interest income for the remainder of 2021.

• Interest Expense. For the three months ended September 30, 2021 and 2020, interest expense was approximately $0.7 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was approximately $2.6 million, and $1.1 million, respectively. These interest charges are due to interest on outstanding borrowings, commitment fees and amortization of deferred costs related to our Credit Agreement. During the nine-month period ended September 30, 2021, we amended and restated in its entirety and refinanced our existing Credit Agreement. We recognized approximately $0.6 million of expense related to the portion of debt issuance costs that were allocated to the previous Credit Agreement and accounted for as an extinguishment of debt during the second quarter of 2021. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of our Credit Agreement and related borrowings.

•Gain (Loss) From Equity-Method Investments. For the three months ended September 30, 2021, gain from equity-method investments was approximately $0.3 million and for the three months ended September 30, 2020, loss from equity-method investments was approximately $0.6 million. For the nine months ended September 30, 2021 and 2020, loss from equity-methods investment was approximately $5.1 million and $2.6 million, respectively. The increase in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/Loss. For the three months ended September 30, 2021 and 2020, net foreign exchange loss was $1.2 million and $0.7 million, respectively. During the nine months ended September 30, 2021 and 2020, net foreign exchange loss was $2.7 million and $2.0 million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency transactions into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period. We recognize the local currency as the functional currency in virtually all of our international subsidiaries. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and nine months ended September 30, 2021.

Provision for Income Taxes.    For the three months ended September 30, 2021 and 2020, our provision for income taxes reflected an effective tax rate of 16% and (11)%, respectively. For the nine months ended September 30, 2021 and 2020, our provision for income taxes reflected an effective tax rate of 16% and 24%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2020	(11)%	24%
Employee share-based compensation and other discrete items	(5)	(5)
Nondeductible acquisition costs	(4)	(4)
State income taxes, net of federal benefit	(2)	(2)
Nondeductible officer compensation	(1)	(1)
Enhanced deduction for certain research and development expenses	(1)	(1)
Change in intercompany prepaid tax asset	(1)	(1)
Transition tax on deferred foreign income	—	(1)
Gain on sale of AWR business	—	5
Research and development tax credit	1	3
Change in unrecognized tax benefits	2	1
Global intangible low-taxed income inclusion	7	3
Foreign-derived intangible income deduction	8	3
Foreign taxes greater than federal statutory rate	23	(8)
Effective tax rate at September 30, 2021	16%	16%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Stock-based compensation
Cost of sales	$1,183	$1,051	$3,487	$2,787
Sales and marketing	6,332	5,184	18,949	16,826
Research and development	5,811	4,692	17,704	12,640
General and administrative	5,530	4,293	16,050	10,301
Provision for income taxes	(2,798)	(3,854)	(10,036)	(8,260)
Total	$16,058	$11,366	$46,154	$34,294

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$421	$1,299	$1,971	$1,299
Cost of sales	$4,194	$4,198	$12,691	$5,579
Sales and marketing	2,331	2,334	6,859	3,300
Research and development	—	28	—	84
Other expense	529	121	1,476	363
Provision for income taxes	(917)	(1,658)	(2,870)	(1,948)
Total	$6,558	$6,322	$20,127	$8,677

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Acquisition-related transaction and integration costs, restructuring charges, and other(1)(2)
Cost of sales	$(7)	$(13)	$(50)	$7
Sales and marketing	584	1,158	6,071	8,771
Research and development	386	374	1,422	5,190
General and administrative	850	10,210	7,388	12,595
Gain on sale of business/assets	—	—	—	(159,753)
Other expense	316	270	4,322	397
Provision for income taxes	(238)	(712)	(3,701)	33,965
Total	$1,891	$11,287	$15,452	$(98,828)
(1): During the first quarter of 2020, we recognized a gain of approximately $160 million related to the divestiture of AWR, presented within "Gain on sale of business/assets".
(2): During the first quarter of 2021, we recognized a $3.5 million impairment loss related to one of our equity-method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
Capitalization and amortization of internally developed software costs
Cost of sales	$5,532	$6,769	$18,633	$20,995
Research and development	(525)	302	(1,246)	(2,794)
Provision for income taxes	(1,192)	(1,485)	(3,792)	(3,822)
Total	$3,815	$5,586	$13,595	$14,379

Liquidity and Capital Resources

Overview

At September 30, 2021, we had $231 million in cash, cash equivalents and short-term investments. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of September 30, 2021:

(in millions)	Domestic	International	Total
Cash and cash equivalents	$95.1	$135.6	$230.7
	41%	59%
Short-term investments	$—	$—	$—
	—%	—%
Total cash, cash equivalents and short-term investments	$95.1	$135.6	$230.7
	41%	59%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2021	December 31,	Increase/
(In thousands)	(unaudited)	2020	(Decrease)

Working capital	$482,451	$467,655	$14,796
Cash and cash equivalents (1)	230,697	260,232	(29,535)
Short-term investments (1)	—	59,923	(59,923)
Total cash, cash equivalents and short-term investments	$230,697	$320,155	$(89,458)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, cash generated from the sale and maturity of marketable securities, cash flows generated from our operations, cash generated from purchases of common stock through our employee stock purchase plan and available borrowings under our Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2020 and September 30, 2021 were:

◦Cash, cash equivalents, and short-term investments decreased by $89 million for the nine-month period ended September 30, 2021. Additional analysis of the changes in our cash flows for the period ended September 30, 2021 compared to the year ended December 31, 2020 is discussed below;

◦Inventory increased by $43 million. Inventory turns on a trailing twelve month basis were 1.6 at September 30, 2021 and 1.7 at December 31, 2020. The increase in inventory was primarily attributable to an increase in raw materials to support increased demand for our products and minimize supply chain disruptions;

◦Accounts receivable, net increased by $12 million. Days sales outstanding increased to 57 days at September 30, 2021, compared to 56 days at December 31, 2020. The increase in accounts receivable is primarily related to quarterly fluctuations in our net sales;

◦Prepaid and other current assets increased by $21 million, which was primarily related to the timing of annual contract renewals;

◦Accounts payable and accrued expenses increased by $12 million, which was primarily related to amounts owed to suppliers for additional inventory purchases;

◦The current portion of deferred revenue decreased by $11 million, which was primarily related to the timing of annual software maintenance renewals for our enterprise-level licensing arrangements;

◦Accrued compensation increased by $1 million attributable to annual payments under our variable compensation programs related to 2020 performance and severance payments under our 2020 restructuring initiative, offset by accruals related to expected payouts under our 2021 variable compensation programs;

◦Other current liabilities decreased by $17 million which was primarily related to income tax payments and changes in the fair value of foreign currency forward contracts designated as hedging instruments; and

◦Other taxes payable decreased by $4 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2021	2020
Cash provided by operating activities	$86,036	$108,784
Cash used in investing activities	(5,533)	(77,374)
Cash used in financing activities	(107,702)	(29,024)
Effect of exchange rate changes on cash	(2,336)	317
Net change in cash and cash equivalents	(29,535)	2,703
Cash and cash equivalents at beginning of period	260,232	194,616
Cash and cash equivalents at end of period	$230,697	$197,319

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the nine months ended September 30, 2021 decreased by $23 million compared to the same period in 2020. This decrease was primarily due to a $120 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by an increase of $97 million in net income adjusted for certain non-cash operating items, including stock-based compensation, depreciation and amortization, and gains on sale of assets/businesses:

•The aggregate of changes in accounts receivable, inventory and accounts payable used net cash of $47 million during the nine months ended September 30, 2021 compared to net cash provided of $19 million in the comparable period in 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly increased inventory purchases compared to 2020 to support current and anticipated demand for our products and minimize supply chain disruptions.

◦The aggregate of other movements in assets and liabilities used net operating cash of $48 million during the nine months ended September 30, 2021 compared to net operating cash provided of $5 million in the comparable period in 2020. The year over year change is primarily attributable to the timing of payments of federal income taxes, variable compensation programs and severance payments under our 2020 restructuring initiative.

Investing Activities

Cash used by investing activities decreased by $72 million for the nine months ended September 30, 2021 compared to the same period in 2020. This was primarily attributable to a $307 million decrease in cash outflows related to acquisitions and equity-method investments which was partially offset by a $160 million decrease in proceeds received from the sale of our AWR subsidiary in January 2020, a net sale of short-term investments of $60 million in the nine months ended September 30, 2021 compared to a net sale of short-term investments of $145 million during the same period in 2020 and a decrease of $12 million in capital expenditures and internally developed software costs that were eligible for capitalization during the nine months ended September 30, 2021, compared to the same period in 2020.

Financing Activities

Cash used by financing activities increased by $79 million for the nine months ended September 30, 2021 compared to the same period in 2020. This was primarily related to an $88 million decrease in net proceeds received under our term and revolving loan facilities, net of issuance costs, and an increase in cash outflows of $5 million related to our quarterly dividends, partially offset by a decrease in cash outflows of $14 million related to shares repurchased during the comparable period in 2020. (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At September 30, 2021, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of September 30, 2021.

Below are the payments due by period for our debt outstanding as of September 30, 2021:

	Payments due by period
(In thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Revolving line of credit	$100,000	—	—	100,000	—

Credit Agreement. Refer to Note 13 - Debt and Note 18 - Subsequent Events of Notes to Consolidated Financial Statements for additional details on our secured revolving loan facility. As of September 30, 2021, we had approximately $400 million in available borrowing capacity under the Credit Agreement. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and the material changes during the nine months ended September 30, 2021 to this information reported in our Form 10-K are described below.

Interest Expense Risk

Our borrowings under our Credit Agreement bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by less than $1 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2021. However, there is no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A Global Shortage of Key Components Has and May Continue to Adversely Affect Our Business and Result of Operations. Various factors, including increased demand for certain components and production delays due to COVID-19 and other natural events and disasters, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. The supply shortages have increased the costs and lead times of certain components. Longer lead times may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

We Continue to Face Significant Risks Related to Adverse Public Health Matters, Including Epidemics and Pandemics such as the COVID-19 Pandemic. Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has adversely affected our operations throughout the world, as well as the facilities of our suppliers and customers. The COVID-19 pandemic caused widespread disruptions to our operations throughout 2020, particularly during the first half of the year. Although we have not experienced a significant reduction in our overall productivity due to the COVID-19 pandemic, we have experienced some disruptions to our operations, and expect to continue to experience such disruptions to our operations. These disruptions have included and may continue to include, depending on the specific location, logistical challenges and limitations, reduced demand from certain customers, and government regulations that require us to adjust or restrict our operations at certain of our facilities, incur additional costs, adapt to challenges presented by travel restrictions and “work-from-home” orders and/or require employee vaccinations. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the COVID-19 pandemic, future government regulations and actions in response to the COVID-19 pandemic, the timing, availability and effectiveness of vaccines, as well as the willingness of our employees to receive such vaccine, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain uncertain and unpredictable. In October 2021, to remain compliant with the deadline established in the recent U.S. federal executive order applicable to U.S. federal contractors, we notified our employees that we will require all US employees to be fully vaccinated against the COVID-19 virus by December 8 (other than employees with certain legally qualifying exemptions).

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

The COVID-19 pandemic also increases the likelihood and potential severity of other risks to the Company (including some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

•We may be required to implement certain public health protocols in order to continue doing business with certain customers or operate in certain jurisdictions, including additional mandatory vaccination or ongoing testing programs for a subset of our employee population. Complying with these requirements could result in additional costs and challenges with employee retention. Failure to comply with these requirements could have a significant impact on our sales to certain customers.

•A significant subset of our employee population is currently in a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased risk of phishing and other cybersecurity attacks, an increased risk of challenges related to hiring, training, and retaining personnel, and an increased risk of delays or disruptions to our product development, sales, marketing, manufacturing and support operations that we cannot fully mitigate through remote or other alternative work arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2021 with respect to the shares of our common stock that we repurchased during the third quarter of 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1, 2021 to July 31, 2021	—	$—	—	1,609,943

August 1, 2021 to August 31, 2021	—	$—	—	1,609,943

September 1, 2021 to September 30, 2021	599,066	$41.73	599,066	1,010,877
Total	599,066	$41.73	599,066	1,010,877
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. The Board of Directors amended such program several times over the years to increase the number of shares that may be purchased under the program. Most recently, on October 23, 2019, our Board of Directors amended the program to increase the number of shares that may be repurchased by 3,000,000 shares. At September 30, 2021, there were 1,010,877 shares remaining available for repurchase under the stock repurchase program. This program does not have an expiration date nor does it obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Registrant, effective May 14, 2013
3.2(2)	Amended and Restated By-laws of the Registrant effective August 1, 2021
10.1*	Executive Employment Agreement, between the Registrant and Scott Rust, effective October 1, 2021†
10.2*	National Instruments Corporation Executive Incentive Program, as amended and restated, effective October 11, 2021†
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 20, 2014
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2021, filed with the Commission on August 2, 2021
*Filed herewith
**Furnished herewith
† Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 1, 2021

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)