Form 10-K
period 2021-12-31
NATIONAL INSTRUMENTS CORP
filed 2022-02-22
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[☒]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
Large accelerated filer [X] Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2021, was 3,310,423,839 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2021, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 15, 2022, the registrant had outstanding 132,026,680 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 10, 2022 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, strategy and goals relating to Engineering Hope or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “may,” "could," "can," “will,” “intend to,” “project,” "predict," “anticipate,” “continue,” "strive to," “endeavor to,” "seek to," are committed to,” "remaining committed to,” "focus on,” "are encouraged by," "remain cautious," "remain optimistic," or “estimate,” statements of "goals," “commitments,” "strategy," or "visions"; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and elsewhere in this Form 10-K, which could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or underlying assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our overarching goal, which we call our core strategic vision is to be the leader in software connected automated test and automated measurement systems. This vision provides a framework to help us achieve our financial goals of accelerated growth and enhanced profitability by:

•Delivering value that gives our customers a competitive advantage;
•Providing a differentiated software-defined platform for automated test and automated measurement systems;
•Focusing on industry-specific applications that benefit from our platform's disruptive capabilities;
•Enhancing our system-level offerings to more fully meet customers' enterprise-wide challenges; and
•Aligning resources to the critical needs of our growth strategy to drive efficiency in our cost structure.

In pursuing our vision, we have empowered our team to be deliberate about the market opportunities we pursue to accelerate growth by targeting the applications where we believe our systems can provide significant value to our customers. We believe our long-term track record for innovation and our differentiation in the market helps support the success of our customers, employees, community, and stockholders.

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

Software

NI software is the key differentiator of our platform. Software is critical to the success of our customers as industry trends elevate the need for test and require more data insights to better predict how products will perform in market.

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

Operations Management and Analytic Enterprise Software

•NI DIAdem - configuration-based technical data management, analysis, and report generation tools to interactively mine and analyze engineering and measurement data.
•NI SystemLink - systems management and data collection software that enables the mass coordination of connected devices, software deployments, and data communications throughout a distributed deployment of test assets.
•NI Optimal Plus - Production data pipeline and analytics tools to generate insights and deploy product manufacturing actions that improve product performance, quality, output and cost.

The power of our open platform

Across the world, software connections are driving our innovation. We have made significant investments in software interfaces so customers can integrate NI-based solutions into their existing architectures of preferred development tools (such as Python, Linux, C++, Mathworks, MATLAB & Simulink, Microsoft Visual Studio, .NET) and data analytics services. This flexibility allows for a seamless integration into legacy systems, while also leveraging previous work for a more complete final solution. Users can do more with our platform to develop automated, standardized, and efficient test and measurement applications and better connect the data output from those applications to a broader network of manufacturing data. This collective and open approach can deliver the right solution for customers at an effective cost of deployment.

Over the past few years, we have demonstrated our commitment to the excellence of this software ecosystem by modernizing our flagship software, LabVIEW, while also expanding our platform by acquiring and integrating software capabilities in focus areas such as transportation, as highlighted by our 2021 acquisition of monoDrive, a provider of ultra-high fidelity simulation software for advanced driver-assistance systems ("ADAS"), and data analytics, as highlighted by our 2020 acquisition of OptimalPlus Ltd. ("OptimalPlus"), which provide customers with the needed capabilities to manage the increasing complexity and cost of their test and measurement operations. Focused on business critical actions and insights, our platform aims to support efficient use of operational assets and use advanced product manufacturing analytics to maximize product performance and overall business outcomes.

Modular Hardware

We provide modular instrumentation that offers our customers the ability to create their own unique programmable, flexible and low-cost solutions. We believe our modular instrument approach enables us to grow our sales in the automated validation and automated production test market by delivering more test coverage and a lower-cost alternative for our customers. We offer two primary hardware form factors, PXI and NI C-series, both with a modular input/output ("I/O") approach in addition to industry standard PCI form factors. The NI PXI modular instrument platform, introduced in 1997, is a standard PC architecture in a rugged form factor with expansion slots and instrumentation extensions for timing, triggering and signal sharing. The NI PXI combines mainstream PC software and PCI hardware with advanced instrumentation capabilities. The NI C-series platform, used in our CompactRIO and CompactDAQ products, is a rugged, high-performance I/O and processing platform used in a wide variety of data acquisition applications. We believe our C-series data acquisition and control products provide unique value where diverse I/O is needed, and we believe that we can expand our user base through new distributed and rugged products. The NI PXI and C-series platforms include field programmable gate array ("FPGA") technology, providing customers programmable hardware capability that provides high performance and is user-customizable with NI LabVIEW software.

Increasingly, our customers’ applications demand more system capabilities that more closely match their application needs. We have continually evolved our offering to include highly innovative products and application-specific systems. One example in the semiconductor industry is our NI Semiconductor Test System ("STS"), which combines NI modular instrumentation with NI software for radio frequency ("RF") and mixed-signal production testing. The STS features fully production-ready test systems that use NI technology in a form factor suitable for a semiconductor production test environment. The STS combines the NI PXI hardware, TestStand test management software, and LabVIEW graphical programming software inside a fully enclosed test head. The compact STS design houses all the key components of a production tester while using a fraction of the floor space, power, and maintenance typically required by traditional automated test equipment. With the open, modular design, engineers can take advantage of the latest industry standard PXI modules for more instrumentation and computing power. We are seeing a similar need for application specific systems in the Transportation industry. With the increase in both the volume and complexity of electrical components in vehicles, NI customers need to increase production test capacity while minimizing costs. The NI ECU Test System (ECUTS) reduces the cost of test by testing multiple engine control units (ECUs) in parallel in the same or similar footprint to traditional test systems. This system is defined by software and built on the NI modular hardware platform which increases flexibility for our customers and protects against rapid requirements changes in the future. In addition, electrification has become a major trend in the automotive industry and battery technology is a major contributor to electric vehicle capabilities such as range, performance, and charging time. Battery technology is also changing rapidly and requires long test cycle times during the development process. The NI Battery Test System (BTS) automates the process of testing battery performance during design validation by providing a system-level starting point for the most common battery cycle tests and is configurable for rapidly adjusting to unique testing requirements in order to accelerate the design process. Our acquisition of NH Research, LLC ("NHR") in the fourth quarter of 2021 and our expected acquisition of Heinzinger Automotive GmbH will also expand NI’s EV, battery, and sustainable energy portfolio, thereby providing customers with critical power-level test capabilities.

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

Training and Certification

NI Training Program. NI training helps the customer build the skills to more efficiently develop robust, maintainable applications. We offer fee-based training classes and self-paced online training for many of our software and hardware products. On-site courses are quoted per customer requests and we include online course offerings with real-time teachers.

NI Certification Program. We offer programs to certify programmers and instructors for our products. Our certification program demonstrates our customers have the skills needed to create high-quality applications with NI software.

Markets and Applications

NI invests to enhance our offerings in software connected systems in the semiconductor and electronics, transportation and aerospace, defense, and government ("ADG") industries. We are able to leverage the investments in these areas to serve a broad base of diverse customers in the other industries we serve.

•Semiconductor and Electronics

Within the semiconductor & electronics industries, customers are facing a rapid increase in complexity and intense time to market pressures. We are investing to increase our ability to deliver flexible, automated test, and measurement solutions that scale from characterization to production and from wafer to electronic device. This will help to meet the business needs of integrated circuit ("IC") and electronic device manufacturers. IC makers are pressured to deliver more integrated solutions, ensure high levels of quality and reliability, remain cost competitive, and shorten time to market to meet tight market windows. We continue to innovate with solutions that span our customers' product development lifecycle, focused on helping R&D organizations shorten their time to market and helping manufacturing organizations address the cost and complexity of testing driven by the next generation of smart devices.

•Transportation

The automotive industry is evolving to include electrification and ADAS. New test challenges and requirements are coming faster than ever before and we believe customers see benefits in NI’s adaptable technologies. Our open and easily upgradable automated test and measurement systems give customers the flexibility to meet their needs when faced with rapidly changing requirements and tight budgets. As vehicles move towards autonomous capability, there is growing need for hardware-in-the loop (HIL) test capability to validate and verify functionality of ADAS systems, which are anticipated to play a central role for autonomous driving. Our HIL offerings allow customers to accelerate test deployment earlier in the development cycle, while minimizing the costs compared to more traditional testing approaches and expanding test scenarios that are performed in lab and simulation. Our platform-based approach provides flexibility and scalability to address rapid changes in requirements and technology.

•Aerospace, Defense and Government

Over the years we have built a deep understanding of how to help our ADG customers optimize test strategies to meet increasingly demanding technical and business requirements. We help our customers control their proprietary IP through our software offering while meeting their demands for highly customized and long life-cycle systems. Our adaptive, open technologies are designed to reduce the cost of maintenance and support by proactively managing technology insertion and life-cycle management strategies. Our combination of flexible hardware and open software also allows for rapid prototyping and validation of new technologies, helping reduce the time to innovate. This is particularly important as our customers' devices increasingly feature embedded software that requires real-time, system-level testing that is difficult to adapt with proprietary systems or difficult to maintain with in-house designs. These applications are well suited to our high performance software. All of these benefits become even more impactful in fast moving, innovative areas such as commercial space.

•Portfolio

For more than 40 years, we have enabled engineers to develop and deliver increasingly complex solutions across life science, electrical equipment, energy, research and other industries. Our portfolio customers feel pressure to deliver the benefits of digital transformation and have an urgent need to improve product quality, shorten time to market and improve operational efficiency through data. Across our focus areas of research and validation, production test, predictive maintenance, and analytics, we see customers prioritizing performance, standardization and insights across the product lifecycle. These needs align to the strength of NI's adaptive automated test and measurement capability and our investments in easier-to-use systems, our highly adopted software toolchain, and expanded digital and distribution channels to accelerate customer success at scale.

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

We continue to focus on scale and efficiency in serving our broad base of customers. Our focus to streamline the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This includes investment in ni.com for a better digital experience and significantly expanding the usage of our distributor channel in 2021 and beyond. We believe increasing sales through our partner ecosystem will allow us to maintain and expand our presence within certain markets while also creating more opportunities for our direct sales force to support proactive engagement with our larger accounts where we can deliver value through our application-specific system offerings that leverage our platform.

We have sales and support offices in approximately 40 countries. Sales outside of the U.S. accounted for approximately 61%, 63% and 63% of our revenues in 2021, 2020 and 2019, respectively. We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We generally permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

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

Marketing

We bring our in-depth knowledge of leading-edge technology trends to the professional engineering community throughout the year, achieving significant customer reach at our premier global events, NI Connect, NIDays Europe and NIDays Asia. We engage a broad audience and partner with our direct sales force to help strengthen customer relationships at all levels of the account. We expand our reach through thought leadership and content on our website at ni.com, gaining exposure through online webcasts, blogs and social media. We also participate actively in conversations in the technology community through industry tradeshows, technical conferences, trainings and user seminars, both in person and virtually.

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

Research and Development

Our business and our customers’ businesses are rapidly evolving. We invest significant resources in research and development because we believe our long-term growth and success depend on helping our customers stay ahead of the curve in the fast-moving world of technology. We listen to our customers’ needs as a guide to our research and development efforts. We focus on enhancing existing products and developing new products that have features and functionality intended to address expected technology advances and we seek to offer competitive capabilities and performance at excellent value. Our research and development team strives to build quality into our products from the start, in the design phase. We believe this “quality first” mindset helps to reduce overall development and manufacturing costs and provide reliability in our end products.
Our research and development expenses were $336 million, $280 million and $272 million in 2021, 2020, and 2019, respectively.
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. We hold a number of registered and pending patents in the U.S. and other countries. Certain of our issued U.S. patents are software patents related to LabVIEW and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2022 to 2040. The expiration of any particular patent in the short term is not expected to have any material adverse effects on our business. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents held by us may be invalidated, circumvented, challenged or licensed to others. We also own certain registered trademarks in the United States and in other countries. See further discussion regarding risks associated with our patents in Item 1A, Risk Factors, Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.

Manufacturing and Suppliers

We manufacture substantially all of our product at our facilities in Debrecen, Hungary and Penang, Malaysia. Our product manufacturing operations can be divided into three areas: electronic circuit card and module assembly; chassis and electronic cable assembly; and technical manuals and product support documentation. Most of our electronic circuit card assemblies, modules and chassis are manufactured in-house, although contractors are used from time to time. The majority of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software, technical manuals and product support documentation are delivered digitally wherever possible. In those cases where physical media is required, we use outside partners to produce these materials.

Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these components are only available through limited sources. Limited source items purchased include custom application specific integrated circuits, chassis and other items. We have in the past experienced delays, price increases and quality problems in connection with limited source items, and there can be no assurance that these problems will not recur in the future. Accordingly, our failure to receive items from limited source item suppliers could result in a material adverse effect on our net sales and operating results. See Item 1A, Risk Factors, Our Business is Dependent on Key Suppliers and Distributors for additional discussion of the risks associated with limited source suppliers. We must comply with many different governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals used in our operations in the U.S., Hungary, and Malaysia. See Item 1A, Risk Factors, Our Operations are Subject to a Variety of Environmental Regulations and Costs for further discussion of environmental matters as they may affect our business.

Backlog

Backlog is a measure of firm orders that are received but have not yet shipped to customers. Our measure of backlog excludes amounts related to shipments where the customer has specified delivery in a future period.

At December 31, 2021, our backlog was approximately $154 million compared to approximately $28 million at December 31, 2020, primarily driven by strong order growth during the year and longer lead times for certain components. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Human Capital

At NI, we believe our company, our people and our products make a positive impact on society and the planet. We consider our employees to be one of our greatest assets and critical to our continued success. As of December 31, 2021, we had approximately 7,000 employees worldwide, of which approximately 40% are in the Americas, 32% in the Europe, Middle East and Africa ("EMEA") region, and 28% in the Asia-Pacific ("APAC") region.

Our Culture and Values

Our Core Values (Be Bold, Be Kind, Be Connectors) drive our culture and values at NI. These values provide us with moral guideposts needed when making decisions, especially the hard ones, and influence the way we engage with our customers, communities, and each other. They are foundational in how we define and execute towards success. We help our employees strengthen their family and community connections, along with work connections: we take actions on societal issues through our global volunteering program, we provide employees with opportunities to grow as people, not just as professionals, through personal development programs and future career opportunities.

Our Code of Ethics is instrumental in creating a workplace that values each of our employees and emphasizes an ethical approach to doing business and managing our people. We also strive to abide by the employment laws of all the countries in which we operate. We are an affiliate member of the Responsible Business Alliance.

Engagement

Each year we conduct an Employee Engagement Survey to enhance our understanding of our employees’ experiences at NI and identify the key drivers of their engagement. The survey results are used to calculate an overall engagement index and measure several underlying elements that contribute to employee engagement such as strong business direction, manager engagement, employee empowerment, resource adequacy, and collaboration. We use the outputs of the survey to enable managers across the organization to drive improvements with clear, actionable insights. In 2021, nearly 90% of our employees participated in our annual engagement survey. Each year, this survey provides our organization with insights on employee impressions of and experiences with NI. The insights help us prioritize what actions to take to help increase employee commitment to and belief in NI. Over the past three years, we have seen consistency in our overall employee engagement index, and in 2021, we saw growth in areas of intentional focus, including providing teams with engaged and supportive managers and encouraging and enabling employee growth and empowerment.

Diversity, Equity, Inclusion and Belonging

In 2020 NI launched Engineering Hope, which is an ambitious 10-year impact strategy and vision of a more sustainable, equitable and inclusive world, where diversity is embraced and innovation is fostered. We are committed to creating a diverse, inclusive workforce, that fosters well-being, equity and culture of belonging, where all employees feel welcomed, valued, respected, and heard. As a place where employees share their excitement for our culture and our values, NI’s diversity, equity, inclusion, and belonging efforts and initiatives will focus on changing the faces of engineering and building an equitable and thriving society. As one of the critical tools to build a culture of inclusion and belonging, NI endorses Inclusion Resource Groups (IRGs-formerly Employee Resource Groups), which are employee-led groups that positions members of historically excluded populations to contribute to our mission to have a culturally diverse, equitably minded, and inclusive community where people feel a sense of belonging.

Employee Safety

We are committed to the safety and well-being of our employees and their families. During the COVID-19 pandemic, based on the advice and recommendations of infectious disease experts at the U.S. Center for Disease Control and Prevention and other organizations, we established additional safety standards and secured appropriate levels of personal protective equipment for our employees. We also created a global crisis team that developed a comprehensive return to site protocols, conducted employee outreach, and implemented various flexible working arrangements. In addition, in order to reinforce a deep connection and establish clear direction with our employees, we have significantly increased leadership updates and management outreach. As the COVID-19 pandemic continues, the health and safety of our employees remain the top priority while we ensure our employees remain productive and engaged while working from home.

Talent Management and Total Rewards

We invest in attracting, developing, and retaining the best talent at NI. We do this by communicating a clear purpose and strategy, utilizing transparent goal setting, driving accountability, continuously assessing, developing, advancing talent, and incorporating a leadership-driven talent strategy. We are committed to providing total rewards that are market competitive and performance based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

We also conduct annual performance conversations to identify areas of success and improvement for our employees, which support future goal-setting and talent reviews.

Corporate Responsibility

We work to help engineers, enterprises, and innovators thrive. Our Corporate Impact Strategy outlines measurable goals and commitments for ensuring our company, people, and products work to make a positive impact on the planet. Our focus is rooted in three pillars – changing the faces of engineering, building an equitable and thriving society, and engineering a healthy planet. We are fostering a pipeline of diverse science, technology, engineering and math ("STEM") talent through academic partnerships, our employee mentor program, and investment in STEM education. We are committed to conserving natural resources, protecting biodiversity, and reducing greenhouse gas emissions. For example, we are working toward achieving Zero Waste by 2030, diverting at least 90% of our waste from landfill by reusing, recycling or composting it instead. We continue to support economic opportunity initiatives through donations of financial support, products, and volunteer work. We intend to continue our long-term partnerships with nonprofit organizations while also looking for innovative giving opportunities.

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
RISKS RELATED TO OUR ABILITY TO GROW OUR BUSINESS

A Global Shortage of Key Components Has and May Continue to Adversely Affect Our Business and Result of Operations. Various factors, including increased demand for certain components and production delays due to COVID-19 and other natural events and disasters, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. The supply shortages have increased the costs and lead times for certain components. Longer lead times may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

Uncertain Global Economic and Geopolitical Conditions, Including in China and other countries, Could Materially Adversely Affect Our Business and Results of Operations. Our operations and performance are sensitive to fluctuations in general economic and geopolitical conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China, or new or existing trade tensions with other countries, geopolitical instability, pandemics and other major public health issues including the COVID-19 pandemic, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. For example, in recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. or other governments could adversely affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. Protectionist and retaliatory trade measures by any of the United States, China or another country could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. In addition, the application of various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. Furthermore, in connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Although our sales into Russia represented less than 1 percent of our total revenue in 2021, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.

We have recently experienced an increase in inflationary pressures in many of the jurisdictions in which we operate. We have and may continue to attempt to offset the effect of these inflationary pressures by increasing the prices of our products. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.

We are Subject to Various Other Risks Associated with International Operations and Foreign Economies. Our international sales and operations are subject to inherent risks, including, but not limited to:
•tariffs and other trade barriers impacting China or other countries in which we have significant sales;
•increases in taxes or changes in U.S. or foreign tax laws, including a possible increase in the U.S. corporate income tax rate and other changes in tax policy,
•fluctuations in foreign currencies relative to the U.S. dollar;
•unexpected changes to currency policy or currency restrictions in foreign jurisdictions;
•major public health concerns, including the COVID-19 pandemic:
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

We Continue to Face Significant Risks Related to Adverse Public Health Matters, Including Epidemics and Pandemics such as the COVID-19 Pandemic. Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has adversely affected our operations throughout the world, as well as the facilities of our suppliers and customers. The COVID-19 pandemic continued to cause some disruptions to our operations during 2021, but we have not experienced a significant reduction in our overall productivity due to the COVID-19 pandemic. These disruptions have included and may continue to include, depending on the specific location, logistical challenges and limitations, reduced demand from certain customers, and government regulations that require us to adjust or restrict our operations at certain of our facilities, incur additional costs, adapt to challenges presented by travel restrictions and “work-from-home” orders and/or require employee vaccinations. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the COVID-19 pandemic, including current and future variants of COVID-19, future government regulations and actions in response to the COVID-19 pandemic, the timing, availability and effectiveness of vaccines, as well as the willingness of our employees to receive such vaccine, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain uncertain and unpredictable.

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

The COVID-19 pandemic also increases the likelihood and potential severity of other risks to the Company (including some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

•We have and may be required to implement certain public health protocols in order to continue doing business with certain customers or operate in certain jurisdictions, including additional mandatory vaccination or ongoing testing programs for a subset of our employee population. Complying with these requirements could result in additional costs and challenges with employee retention. Failure to comply with these requirements could have a significant impact on our sales to certain customers.

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

From time to time, we have experienced attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, such attacks have not previously resulted in any material damage known to us. For example, in December 2020, we were notified by Solarwinds Corporation, one of our suppliers, that a recent update to one of its network management software products contained data collection malware that had also been distributed to thousands of its other clients, including federal, state and local government agencies, educational institutions, private companies and governments around the world. Since becoming aware of this malware attack, we have taken steps to mitigate the known vulnerabilities, including ceasing to use the affected version of the software, and actively monitoring our organization’s corporate networks for related activity. If we experienced a similar type of malware attack on our own software products, it would likely disrupt our software and our customers, allow unauthorized users into our customers proprietary information, or cause other destructive outcomes. In December 2021, the Apache Software Foundation publicly disclosed a remote code execution (RCE) vulnerability in its Log4j 2 product (Log4j), an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, the foundation disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware or take control of the target's system. Certain applications within our infrastructure and product offerings did utilize the affected versions of Log4j. Although we have identified and remediated all areas with known Log4j vulnerabilities in accordance with our internal cybersecurity response protocols, we expect the risk of additional vulnerabilities and potential attacks to continue for several months given the complexity and widespread nature of the vulnerability.

As a result of the factors above, cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. See Risk Factor "Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws" for more discussion.
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

We Make Significant Investments in New Products and Our Success Depends on New Product Introductions and Market Acceptance of Our Products. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies. We have made and expect to make significant investments in software and other technology development related to the new and enhanced features of our products. The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of new technologies and evolving data analytics offerings. If we do not anticipate or keep pace with these technological and other changes impacting the test and measurement industry, it could also limit our ability to compete in desired markets. As has occurred in the past and as may be expected to occur in the future, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. We are also accelerating our transition to primarily offer our software products under a subscription-based licensing model. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, our ability to achieve these financial objectives is subject to risks and uncertainties and we expect some initial headwinds to our net sales and operating profitability during the transition period. Accelerating our subscription-based licensing offerings requires a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Whether our transition will be successful and will accomplish our business and financial objectives is subject to uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, and our costs. If we are unable to successfully establish these new offerings and navigate our business transition due to the foregoing risks and uncertainties, our business and financial results could be adversely impacted.
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
•major public health concerns, including the COVID-19 pandemic;
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

Our Business Depends on the Continued Service of Our Key Management, Technical Personnel and Operational Employees.  Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Eric Starkloff, our President and Chief Executive Officer, and other members of our senior management and key employees. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years and in 2021, there has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation” and the market to develop, retain and replace talent has become even more highly competitive. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected. Effective succession planning is also key to our future success, and our failure to ensure smooth transitions involving our senior management could also adversely affect our operating results.

In addition, we believe our corporate culture of fostering innovation, teamwork and employee satisfaction has been a key contributor to our success to date. However, in this period of the “great resignation,” we have and may continue to face higher employee turnover rates. As we continue to grow and expand globally and navigate shifting workforce priorities, including a new hybrid work model in which many of our employees continue to work remote for part of the week or fully remote workers transition to permanently remote positions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our ability to innovate our technology and our business.

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

Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws.   As has occurred in the past and as may be expected to occur in the future, our hardware products, software products and third-party components or operating systems on which our products are based may contain bugs, vulnerabilities, errors or design flaws. Our products also operate in conjunction with third-party products and components across a broad ecosystem, and, as has occurred in the past and as may be expected to occur in the future, these third-party products and components may contain bugs, vulnerabilities, errors or design flaws. Any of such bugs, vulnerabilities, errors or design flaws in our products, third-party components or operating systems on which our products are based, and third-party products and components in conjunction with which our products operate, or fixes to these issues, may have a negative impact on the performance of our products and may also be exploited by third parties, including state sponsored organizations, to conduct cyber-attacks. For example, if we experienced an attack on our software products similar to the attack that recently impacted our supplier Solarwinds, such attack could disrupt our software and our customers, allow unauthorized users into our customers' proprietary information, or cause other destructive outcomes. The negative impact of any of the foregoing matters could adversely impact the performance of our products, result in additional costs or liability claims, lead to reduced revenue, cause harm to our reputation or competitive position, and result in a material adverse impact on our operating results. Although we maintain insurance to cover certain information technology risks, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

Our Restructuring Activities May not be Successful and May Adversely Impact Employee Hiring and Retention, Our Results of Operations and Financial Condition. Over the past several years we have implemented workforce reduction plans intended to accelerate our growth strategy and further optimize our cost structure. We have incurred substantial charges to implement these plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We cannot provide any assurance that we will realize the anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other adverse consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or on our ability to attract and retain highly skilled employees, which may result in weaknesses in our infrastructure and disruption to our operations, which could lead to a number of negative outcomes such as a negative impact on our ability to comply with legal or regulatory requirements, a loss of business opportunities to competitors, delays in or inability to complete our research and development roadmaps, reduced productivity among remaining employees, and other negative outcomes we cannot foresee at this time, all of which could result in a material, adverse impact on our ability to grow revenue and meet our profitability goals.

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

We Have Established a Budget and Variations from Our Budget Will Affect Our Financial Results.    We have established an operating budget for fiscal 2022. Our budget was established based on the estimated revenue from sales of our products which are based on anticipated economic conditions in the markets in which we do business as well as the timing and volume of our new products and the expected penetration of both new and existing products in the marketplace. If demand for our products during the remainder of 2022 is less than the demand we anticipated in setting our fiscal year budget, our operating results could be negatively impacted.

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

Our existing revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets, the ability of our subsidiaries to incur indebtedness, the ability to make certain investments, consummate certain asset sales, or engage in certain transactions, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios and other restrictions may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

Additionally, the borrowings under our revolving credit facility accrue interest at variable rates, including LIBOR, which expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will decrease. In addition, in May 2021, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit one-week and two-month U.S. dollar LIBOR after December 31, 2021 and all other U.S. dollar LIBOR settings after June 30, 2023. Furthermore, the U.S. Federal Reserve issued a statement encouraging banks to stop new U.S. dollar LIBOR issuances by December 31, 2021.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has proposed the Secured Overnight Financing Rate ("SOFR") as a replacement index for U.S. dollar LIBOR. SOFR measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. However, SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement rate remains in question. The phase-out and replacement of LIBOR, as well as the market's reaction to such, may adversely impact variable interest rates offered under our revolving credit facility as well as the amount of our interest payments owed under such facility.

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

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2021. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both costly and challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2015 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Acquisitions, Joint Ventures, Alliances, or Similar Strategic Relationships, or Dispositions of Any of Our Businesses, and the Related Integration or Separation Risks May Disrupt or Otherwise Have a Material Adverse Effect on Our Business and Financial Results. As part of our business strategy, we pursue selective acquisitions, as well as joint ventures, partnerships, alliances, or similar strategic transactions and relationships with third parties, to support our business. We may also undertake dispositions of certain of our businesses or products. Achieving the anticipated benefits of an acquisition or other strategic transaction depends upon the effectiveness of our diligence and whether the integration of the acquired business, products or technology is accomplished efficiently and effectively. The successful integration of recent acquisitions, as well as potential future acquisitions, depends on a variety of factors, including but not limited to:
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

The time invested in completing any strategic transaction as well as the integration of operations following a strategic transaction also requires the dedication of management resources, which may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Our inability to successfully integrate any of our acquisitions could harm our business. We may experience increased challenges related to our integration of acquired businesses, as well our ability to execute on potential acquisitions, as a result of the COVID-19 pandemic and its impact including travel restrictions, global demand uncertainty, and financial market volatility. The existing products or services previously sold or otherwise provided by entities we have acquired may be of a lesser quality than our products or could contain errors, vulnerabilities or malware that produce incorrect results on which users rely or cause failure or interruption of systems or processes, or be exploited to conduct cyber-attacks, that could subject us to liability claims that could have a material adverse effect on our operating results or financial position. Furthermore, products acquired, developed, or marketed in connection with acquisitions or other strategic transactions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

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

Acquisitions may also expose us to unforeseen liabilities related to prior operations of businesses or entities we acquire, including as a result of such businesses or entities not having been operated in accordance with applicable laws.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal corporate and research and development activities are conducted at Company owned buildings in Austin, Texas.
Our principal manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a manufacturing, distribution and general and administrative facility in Debrecen, Hungary and a manufacturing, research and development, and general and administrative facility in Penang, Malaysia. We also hold a 99-year lease on land comprised of two tracts in an industrial park in Penang, Malaysia.
Our German subsidiary, National Instruments Engineering GmbH & Co. KG, owns two office buildings in Aachen, Germany which are partially leased to third-parties. National Instruments Corporation (UK) Limited, United Kingdom, owns an office building in Newbury, UK, in which a majority of its activities are conducted.
As of December 31, 2021, we also leased a number of sales and support offices in the U.S. and various countries throughout the world. All of these facilities are well maintained and suitable for the operations conducted in them.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Stock Market under the symbol NATI.
At the close of business on February 4, 2022, there were approximately 263 holders of record of our common stock and approximately 40,430 beneficial holders of our common stock.
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
Dividend
Our cash dividend payments for the two most recent fiscal years, on a per share basis, are indicated in the following table. The dividends were paid on the dates set forth below:

Dividend Amount
2021
March 1, 2021	$0.27
June 1, 2021	$0.27
August 30, 2021	$0.27
November 29, 2021	$0.27

2020
March 9, 2020	$0.26
June 8, 2020	$0.26
September 8, 2020	$0.26
December 7, 2020	$0.26
Our policy as to whether any future dividends will be paid, and if so, the amount, will be based on, among other considerations, our balance of available cash, our ability to obtain external financing through our line of credit, or by selling equity or debt securities to the public or to selected investors, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model. Future dividends are subject to approval and declaration by our Board of Directors. Our ability to declare and/or pay dividends is subject to the terms of our revolving credit facility.
On January 19, 2022, our Board of Directors declared a cash dividend of $0.28 per common share, payable on February 28, 2022, to stockholders of record at the close of business on February 7, 2022.
Issuer Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2021 to October 31, 2021	740,432	$40.52	740,432	270,445
November 1, 2021 to November 30, 2021	—	—	—	270,445
December 1, 2021 to December 31, 2021	—	—	—	270,445
Total	740,432	40.52	740,432	270,445
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At December 31, 2021, there were 270,445 shares available for repurchase under our repurchase program. On January 19, 2022, our Board of Directors approved a new stock repurchase plan for up to $250 million of our common stock, which is in addition to the existing repurchase program. The new repurchase program is effective immediately. Neither of these repurchase programs have expiration dates.

Performance Graph
The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2016 to December 31, 2021 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index and (iii) Russell 2500 Index.
The graph assumes that $100 was invested on December 31, 2016 in NI’s common stock and in each of the three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

350
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
National Instruments
NASDAQ
Russell 2000
Russell 2500

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
National Instruments	100	138	154	147	156	160
Nasdaq	100	130	126	172	250	306
Russell 2500	100	117	105	134	161	190
Russell 2000	100	115	102	128	153	176
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
Reserved.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, plans, investments, expected effects of investments, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” "could," "can," “will,” “project,” "predict," “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to"; “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,” “commitments,” "strategy" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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
Overview
For more than 40 years, we have enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform help support the success of our customers, employees, suppliers, community and stockholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries. No single customer represented more than 3% of our sales in each of 2021, 2020 and 2019.
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
We sell into test and measurement and industrial/embedded applications in a broad range of industries and are subject to the economic and industry forces that drive those markets. Examples of these types of customers include semiconductor and electronics, transportation, and aerospace, defense and government.

•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59%, 60% and 60% of our revenues in each of 2021, 2020 and 2019. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 – Revenue and Note 14 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).
We manufacture substantially all of our product at our facilities in Debrecen, Hungary and Penang, Malaysia.
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
Current Business Outlook

We are continuing to experience strong demand from our customers across the geographic regions and end markets that we serve, with the value of total orders during 2021 increasing by approximately 24% compared to the same period in 2020. Although the strength and duration of the recent trends will vary by region and offering, we remain optimistic about opportunities for additional revenue growth expected in 2022. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, ADAS and new space innovation.

Although we continue to experience shortages of certain components due to global capacity constraints, we currently expect supply chain pressures to stabilize in 2022. Historically, our backlog levels have remained fairly consistent at the end of each quarter, representing approximately a week of quarterly sales activity, and the majority of these orders are fulfilled quickly within the following quarter. Strong demand and longer lead times to fulfill orders for certain offerings have continued to shift the timing of revenue recognition into future periods and increased backlog significantly over the past 12 months. While we expect to continue to experience some challenges related to these supply chain constraints as the global supply chain continues to adjust to the significant increases in demand, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on application-specific system offerings through 2022 and beyond.

As a result of the short-term component shortages described above, we are experiencing higher costs to obtain a consistent supply of certain components. In 2022, we also expect operating costs to increase due to wage inflation and increased travel. During 2022 we also intend to accelerate our transition to a predominantly subscription-based licensing model for the majority of our software offerings. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we expect some initial headwinds to our net sales and operating profitability during the transition period. However, we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets. Despite these headwinds, we are confident in our ability to continue to accelerate growth and improve our operating profitability through sustainable increases in demand attributable to recent investments that enhance our system and software offerings, realization of strategic price increases, and robust expense management.

As part of our efforts to streamline our operations and enhance the experience of our customers, we have also increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through application-specific system offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended December 31, 2021, orders from our Focus accounts and Broad-based accounts increased by 13% and 34%, respectively, compared to the same period in 2020.

We also continue to focus on scale and efficiency when engaging with our Broad-based customers. Our focus to streamline the process of doing business with NI means both scaling our costs and improving the experience of the large number of smaller accounts we serve. This commitment and focus include plans to invest in ni.com for a better digital experience and continue to significantly expand the customer reach of our distributor channel during 2022 and beyond. We are also simplifying our product offerings for the Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During 2021, sales to our distributors represented approximately 10% of our total net sales, compared to 2% in 2020. As of December 31, 2021, our distributors were not carrying significant amounts of our products in inventory and were not eligible for any significant adjustments or variable consideration related to their previous purchases. As of December 31, 2021 no single distributor accounted for more than 2% of our total net sales.

Acquisitions and divestitures

On April 23, 2021, we completed the acquisition of a software company that specializes in signal processing and high-fidelity simulation software for validation of autonomous vehicles and ADAS for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. See Note 18 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On October 19, 2021, we completed the acquisition of NH Research, LLC ("NHR"), a manufacturer of test and measurement solutions for high power applications including electric vehicles and batteries. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the acquired business were recorded at their respective fair values as of the acquisition date. Transaction costs were expensed as incurred. At the acquisition date, total consideration transferred was approximately $206 million, inclusive of $3 million in cash acquired. The acquisition was primarily funded by $200 million drawn under our credit facility in October 2021. See Note 15 - Debt and See Note 18 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On July 2, 2020, we completed our acquisition of OptimalPlus. Total proceeds used to acquire the business and replace certain unvested share options consisted of approximately $365 million in cash, inclusive of $18 million in cash acquired. (See Note 1 - Basis of presentation and Note 18 - Acquisitions of Notes to Consolidated Financial Statements for more information.)

On January 15, 2020, we completed the sale of AWR Corporation ("AWR") for approximately $161 million. We recognized a gain of approximately $160 million on the sale. The gain is included within "Gain on sale of business/assets" in the consolidated statements of income, which also included approximately $1 million of transaction costs. (See Note 1 - Basis of presentation of Notes to Consolidated Financial Statements for more information.)

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2021	2020	2019
Net sales:
Americas	40.6%	39.5%	39.8%
EMEA	25.6	26.9	27.8
APAC	33.8	33.6	32.4
Consolidated net sales	100.0	100.0	100.0
Cost of sales	28.6	28.8	24.9
Gross profit	71.4	71.2	75.1
Operating expenses:
Sales and marketing	31.8	36.2	35.0
Research and development	22.9	21.8	20.1
General and administrative	8.7	10.1	9.1
Total operating expenses	63.3	68.1	64.2
Gain on sale of business/assets	—	12.4	2.0
Operating income	8.0	15.5	12.9
Other (expense) income:	(1.0)	(0.1)	0.4
Income before income taxes	7.0	15.4	13.3
Provision for income taxes	1.0	4.3	1.4
Net income	6.1%	11.2%	12.0%
  Figures may not sum due to rounding.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021 (our “2020 Annual Report”).
Net Sales.  The following table sets forth our net sales for the years ended December 31, 2021, 2020, and 2019 along with the percent changes between the corresponding periods.

	Years ended December 31,

($ in millions)	2021	Change	2020	Change	2019

Product sales	$1,304.6	14.7%	$1,137.6	(6.4)%	$1,215.0
Software maintenance sales	165.1	10.7%	149.1	7.9%	138.2
Total net sales	$1,469.7	14.2%	$1,286.7	(4.9)%	$1,353.2
  Figures may not sum due to rounding.

•The increase in product sales during 2021 was primarily attributable to stronger demand for our system-level offerings, particularly in semiconductor and electronics test solutions as well as our transportation-related offerings. Net sales into these end markets increased approximately 21 and 27 percent for the year ended December 31, 2021 compared to the same period in 2020. Additionally, we implemented price increases in each of our geographic regions, which increased net sales by approximately 6 percent compared to the same periods in 2020. Additional discussion on the increase in net sales by geographic region is provided below. Revenue from recent acquisitions also increased net sales by approximately 2 percent.

•The increase in software maintenance sales during 2021 was primarily related to additional billings from our software-related recurring revenue streams during the trailing twelve months, including annual renewals of software maintenance programs and the software-maintenance component of our subscription licensing offerings, which consist primarily of our enterprise-level licenses for LabVIEW and our product analytics offerings.

The following table sets forth our net sales by geographic region for the years ended December 31, 2021, 2020, and 2019 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Years ended December 31,
($ in millions)	2021	Change	2020	Change	2019
Americas	$597.3	17.5%	$508.4	(5.6)%	$538.7
Percentage of total net sales	41%		39%		40%

EMEA	$375.6	8.7%	$345.6	(8.2)%	$376.6
Percentage of total net sales	26%		27%		28%

APAC	$496.8	14.8%	$432.6	(1.2)%	$438.0
Percentage of total net sales	34%		34%		32%
  Figures may not sum due to rounding.
We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in certain new geographical markets and continuing to increase the use of distributors to sell our products in some countries.
Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e.) the average rates in effect during the years ended December 31, 2020). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the year ended December 31, 2021.

	Year Ended December 31, 2020	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2021
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales
Americas	$508.4	$87.8	17.3%	$1.0	0.2%	$597.3
EMEA	345.6	21.0	6.1%	9.0	2.6%	375.6
APAC	432.6	49.5	11.4%	14.7	3.4%	496.8
Total net sales	$1,286.7	$158.3	12.3%	$24.7	1.9%	$1,469.7
  Figures may not sum due to rounding.
To help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales, we hedge portions of our forecasted revenue denominated in foreign currencies with average rate forward contracts. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2021 and 2020).
Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2021, 2020, and 2019 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2021	Change	2020	Change	2019
Gross Profit	$1,048.7	14.5%	$915.6	(9.9)%	$1,016.3
Gross Profit as a percentage of net sales	71.4%		71.2%		75.1%

The increases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

Twelve Months Ended
December 31, 2020	71.2%
Impact of price increase on our products	1.9%
Impact of increases in outbound freight and component costs due to supply chain	(1.1)%
Impact of amortization of acquired intangibles and other purchase accounting adjustments	(0.7)%
Impact of changes in sales mix, excess and obsolescence reserves and other	0.1%
December 31, 2021	71.4%
Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2021, 2020, and 2019 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Years Ended December 31,
($ in thousands)	2021	Change	2020	Change	2019

Sales and marketing	$467,352	—%	$465,509	(2)%	$473,392
Percentage of total net sales	32%		36%		35%

Research and development	$335,986	20%	$280,381	3%	$272,452
Percentage of total net sales	23%		22%		20%

General and Administrative	$127,215	(2)%	$129,863	6%	$122,768
Percentage of total net sales	9%		10%		9%

Total operating expenses	$930,553	6%	$875,753	1%	$868,612
Percentage of total net sales	63%		68%		64%

The $55 million increase in our total operating expenses, excluding the gain on sale of business/assets, during 2021 compared to 2020 was primarily related to the following:
•$55 million increase in personnel costs, primarily attributable to higher salaries and accrued payments under our variable pay programs, as well as additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and a shorter average service period for our awards), which was partially offset by reductions in benefit costs due to lower headcount;
•$(30) million decrease in severance and other restructuring-related charges;
•$24 million increase related to the amortization of acquisition-related intangibles, partially offset by lower acquisition-related transaction and integration costs;
•$4 million increase related to marketing and advertising costs;
•$3 million increase related to lower software development costs eligible for capitalization; and
•$(1) million decrease related to the effect of changes in foreign currency exchange rates.
Sales and Marketing
The primary drivers of the increase in sales and marketing expenses for the year ended December 31, 2021 compared to 2020 were additional personnel costs related to our variable compensation programs, amortization of acquired intangibles, and stock-based compensation expenses which were partially offset by lower severance-related charges and lower salaries due to a reduction in headcount.

Research and Development

The primary drivers of the increase in research and development expenses for the year ended December 31, 2021 compared to 2020 were additional personnel costs related to our variable compensation programs, higher salaries and additional severance-related charges intended to further optimize our operations and accelerate our growth strategy, a decrease in software development costs eligible for capitalization, and higher stock-based compensation expenses.

General and administrative

The primary drivers of the decrease in general and administrative expenses for the year ended December 31, 2021 compared to 2020 were additional personnel costs related to our variable compensation programs and stock-based compensation expense partially offset by decreases in acquisition-related transaction costs, severance-related charges and a reduction in travel.

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
Operating Income.  For the year ended December 31, 2021, operating income was $118 million, a decrease of 41% compared to 2020. As a percentage of net sales, operating income was 8% for the year ended December 31, 2021.  The changes in operating income in absolute dollars and as a percent of sales in 2020 are attributable to the factors discussed in Net Sales, Gross Profit, Operating Expenses and Gain on Sale of Business/Asset above.
Other (Expense) Income.
•Interest Income. Interest income was $0.4 million for the year ended December 31, 2021. The $3.5 million decrease in interest income compared to 2020 was primarily driven by lower cash and short-term investments. The U.S. Federal Open Market Committee recently indicated that it would soon be appropriate to raise the target range for the federal funds rate. As a result, we could see modest improvement in yields during the remainder of 2022.
•Interest Expense. Interest expense was approximately $4 million for the year ended December 31, 2021, The $1.9 million increase in interest expense compared to 2020 was due to additional borrowings under our revolving credit facility. Refer to Note 15 - Debt for additional information regarding the terms of our revolving credit facility and related borrowings.
•Loss From Equity-Method Investments. Loss from equity-method investments was approximately $5.7 million for the year ended December 31, 2021. The increase in the year ended December 31, 2021 compared to the same period in 2020 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Loss. Net foreign exchange loss was $5.0 million for the year ended December 31, 2021. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

Provision for Income Taxes.  For the year ended December 31, 2021, our provision for income taxes reflected an effective tax rate of 14%. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2020	28%
Profits in foreign jurisdictions with reduced income tax rates	(9)
Change in enhanced deduction for certain research and development expenses	(3)
Change in intercompany prepaid tax asset	(2)
Foreign-derived intangible income deduction	(2)
Research and development tax credit	(2)
Outside basis difference on asset held for sale	(2)
Change in state income taxes, net of federal benefit	1
Nondeductible officer compensation	1
Global intangible low-taxed income inclusion ("GILTI")	2
Amortization of intangible asset	2
Effective tax rate for 2021	14%

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

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2021	2020	2021	2020
Stock-based compensation
Cost of sales	$1,092	$979	$4,580	$3,766
Sales and marketing	6,284	5,462	25,233	22,288
Research and development	5,811	5,129	23,515	17,769
General and administrative	5,335	4,251	21,384	14,552
Provision for income taxes	(2,010)	(445)	(12,047)	(8,705)
Total	$16,512	$15,376	$62,665	$49,670

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2021	2020	2021	2020
Amortization of acquisition intangibles
Net sales	$352	$1,961	$2,324	$3,260
Cost of sales	6,700	4,313	19,391	9,892
Sales and marketing	3,334	1,965	10,192	5,264
Research and development	320	9	320	94
General and administrative	—	846	—	846
Other income	531	124	2,007	487
Provision for income taxes	(1,626)	(606)	(4,071)	(2,554)
Total	$9,611	$8,612	$30,163	$17,289

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2021	2020	2021	2020
Acquisition transaction costs, restructuring charges, and other(1)(2)(3)
Cost of sales	$25	$1,620	$(25)	$1,626
Sales and marketing	1,687	23,309	7,759	32,079
Research and development	9,682	1,184	11,104	6,374
General and administrative	865	8,685	8,254	21,279
Gain on sale of business/assets	—	—	—	(159,753)
Other income	—	191	4,322	589
Provision for income taxes	(2,708)	(1,602)	(6,837)	32,364
Total	$9,551	$33,387	$24,577	$(65,442)
(1): During the first quarter of 2020, we recognized a gain of $160 million related to the divestiture of AWR, presented within "Gain on sale of Business/assets".
(2): During the third quarter of 2020, we recognized $5 million of compensation expense related to the replacement of unvested options acquired in connection with the OptimalPlus acquisition. These amounts were accounted for as post-combination expense and will be recognized over the required service period.
(3): During the first quarter of 2021, we recognized a $3.5 million impairment loss related to one of our equity-method investments.

	Three Months Ended December 31,		Years Ended December 31,
(In thousands)	2021	2020	2021	2020
(Capitalization) and amortization of internally developed software costs
Cost of sales	$5,041	$6,936	$23,674	$27,931
Research and development	(188)	(1,248)	(1,433)	(4,043)
Provision for income taxes	(1,085)	(1,195)	(4,877)	(5,017)
Total	$3,768	$4,493	$17,364	$18,871

Liquidity and Capital Resources
Overview
At December 31, 2021, we had $211 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents as of December 31, 2021 (in millions):

(in millions)	Domestic	International	Total
Cash and Cash Equivalents	$107.7	$103.4	$211.1
	51%	49%
Figures may not sum due to rounding.

The following table presents our working capital, cash and cash equivalents and short-term investments:

(In thousands)	December 31, 2021	December 31, 2020	Increase/ (Decrease)

Working capital	$486,335	$467,655	$18,680
Cash and cash equivalents (1)	211,106	260,232	(49,126)
Short-term investments (1)	—	59,923	(59,923)
Total cash, cash equivalents and short-term investments	$211,106	$320,155	$(109,049)
(1)  Included in working capital

Our principal sources of liquidity include existing cash and cash equivalents balances and available borrowings under our Credit Facility, as well as the cash flows generated from our operations. The primary drivers of the net increase in working capital between December 31, 2020 and December 31, 2021 were:

•Cash, cash equivalents, and short-term investments decreased by $109 million. Additional analysis of the changes in our cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 are discussed below.
•"Accounts receivable, net" increased by $74 million which is primarily related to the timing of billings during the fourth quarter of 2021 compared to the same period in 2020. Days sales outstanding increased to 58 days at December 31, 2021, compared to 56 days at December 31, 2020.
•Inventory increased by $95 million. Inventory turns decreased to 1.5 at December 31, 2021, compared to 1.7 at December 31, 2020. The increase in inventory is primarily attributable to additional purchases of raw materials to support forecasted demand for our products and minimize the impact of supply chain disruptions as well as higher unit costs for certain components.
•Prepaid expenses and other current assets increased by $21 million, primarily related timing of prepaid insurance, other prepaid renewals and changes in the fair value of our foreign currency forward contracts.
•Accounts payable and accrued expenses increased by $32 million, primarily related timing of invoice payments to our suppliers for raw materials.
•Accrued compensation increased by $24 million primarily related to the increased attainment under our variable pay programs during 2021 that are to be paid out in 2022, partially offset by a decrease in restructuring-related accruals.
•The current portion of deferred revenue increased by $6 million due to increased billings related to renewals of our software maintenance and subscription-licensing offerings.
•Other current liabilities decreased by $2 million, primarily related to changes in the fair value of our foreign currency forward contracts and the timing of certain tax payments.
•Operating lease liabilities, current decreased by $3 million.
•Other taxes payable increased by $11 million, primarily related to related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow
The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2021	2020	2019
Cash provided by operating activities	$143,499	$180,767	$224,405
Cash used by investing activities	(223,725)	(61,301)	(17,948)
Cash provided by (used by) financing activities	33,662	(56,454)	(270,817)
Effect of exchange rate changes on cash	(2,562)	2,604	(410)
Net change in cash equivalents	(49,126)	65,616	(64,770)
Cash and cash equivalents at beginning of year	260,232	194,616	259,386
Cash and cash equivalents at end of year	$211,106	$260,232	$194,616
Operating Activities Cash provided by operating activities for the year ended December 31, 2021 decreased by $37 million compared to the year ended December 31, 2020. This decrease was primarily due to a $150 million decrease in cash provided by operating assets and liabilities during the year, further described below, partially offset by a $113 million increase in net income excluding the effect of non-cash items including stock-based compensation, depreciation and amortization, gain on sale of assets/business, and deferred tax benefits.

•The aggregate of changes in accounts receivable, inventory and accounts payable used net cash of $135 million for the year ended December 31, 2021 compared to net cash used of $10 million in the comparable period in 2020. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly increased inventory purchases in 2021 compared to 2020 to support current and anticipated demand for our products and minimize supply chain disruptions.

•The aggregate of other movements in assets and liabilities provided net operating cash of $25 million for the year ended December 31, 2021 compared to net operating cash provided of $50 million in the comparable period in 2020. The year over year change is primarily attributable to the timing of payments of federal income taxes, variable compensation programs and severance payments under our 2020 restructuring initiative.

Investing Activities Cash used by investing activities for the year ended December 31, 2021 increased by $162 million compared to the same period in 2020, primarily related to the following:

•$160 million decrease in cash inflows related to proceeds received from the sale of our AWR business in 2020.
•$118 million decrease in cash inflows related to the net sale of short-term investments. The net sale of short-term investments during both periods was primarily driven by funding needs related to our acquisitions and our common stock repurchase activities.
•$106 million decrease in cash outflows related to acquisitions and other strategic investments in equity-method investees.
•$9 million decrease in cash outflows related capital expenditures for long-lived assets.

Financing Activities Cash provided by financing activities increased by $90 million for 2021 compared to 2020. This was primarily related to a $102 million net increase in borrowings under our revolving and term loan facilities, net of issuance costs and repayments, partially offset by a $6 million increase in cash used to repurchase our common stock and an increase of $7 million related to our quarterly dividends. (See Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our share repurchase program).

Contractual Cash Obligations.  Contractual obligations arise in the normal course of business and include debt and related interest payments, leases, purchase obligations, and warranty liabilities. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our lease obligations. See Note 10 of Notes to the Consolidated Financial Statements for additional information on our transition tax payables. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on our debt obligations. See Note 16 of Notes to the Consolidated Financial Statements for additional information regarding our other contractual obligations.

Credit Agreement.  On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. The Credit Agreement amended and restated and refinanced our prior Amended and Restated Credit Agreement, dated as of June 12, 2020 (as further amended on October 30, 2020), by and among us, the lenders from time-to-time party thereto and Administrative Agent. As of December 30, 2021, we had $199 million in available borrowing capacity under the Credit Agreement. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement. (See Note 15 - Debt of Notes to Consolidated Financial Statements for additional details on our Credit Agreement).
Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At December 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the purchase of common stock through our employee stock purchase plan and available borrowing under the Credit Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may also seek to pursue additional financing or to raise additional funds by seeking an increase in our secured revolving line of credit and/or term loan commitments under the Credit Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Critical Accounting Estimates
The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates. Note 1 – Operations and summary of significant accounting policies in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.
The below accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.
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
•Valuation of acquired intangible assets
When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Significant management judgment is required in the forecasts of future operating results that are used in these valuations. The significant assumptions used to estimate the value of our acquired customer relationships were anticipated revenue growth rates and expected attrition. The significant assumption used to estimate the value of our existing product configurations was the anticipated lost profits for the period of time that would be necessary to develop the portfolio of products. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.
•Estimating allowances, specifically the adjustment for excess and obsolete inventories
We also make estimates about the net realizable value of our inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $18.9 million and $17.0 million at December 31, 2021 and 2020, respectively. Significant judgments and estimates must be made and used in connection with establishing this allowance. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.

~~•~~Long-lived Assets
Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2021.
Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.
As of December 31, 2021 and 2020, we had goodwill of approximately $576 million and $468 million, respectively and the carrying value of our acquisition-related intangibles assets was approximately $200 million and $127 million, respectively.
No impairment of goodwill and long-lived and intangible assets was identified during 2021, 2020, or 2019.
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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with interest rates on drawn balances of our Credit Agreement, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of December 31, 2021. Actual results may differ materially.
Interest Expense Risk
We are exposed to interest rate fluctuations in the normal course of our business, including through the Credit Agreement. Borrowings under this agreement are subject to a variable interest rate. As of December 31, 2021, our total borrowings were $300 million, accruing interest at a rate of 1.4%.
If our revolving loans interest rates would have been higher by 100 basis points as of December 31, 2021, the change would have increased our total interest expense by $3.0 million. If the commitment fee, per annum increased to the highest rate of 0.250%, we would see an increase of $0.2 million during December 31, 2021. (See Note 15 – Debt of Notes to Consolidated Financial Statements for a further description of the Credit Agreement).
Foreign Currency Risk
The functional currency for a substantial majority of our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at average rates. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2021 and December 31, 2020, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $31 million and $22 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments will be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Eric Starkloff, and our Chief Financial Officer, Karen Rapp, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Because of its inherent limitation, internal control over financial reporting may not prevent or detect all errors and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2021, which were identified in connection with our evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
The information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement under the section “Delinquent Section 16(a) Reports,” if required, and such information is incorporated herein by reference.
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

3.1(2)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(3)	Amended and Restated Bylaws of the Company, effective August 1, 2021.
3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
4.1(5)	Specimen of Common Stock certificate of the Company.
4.2	Description of Registered Securities.
10.1 (6)	1994 Employee Stock Purchase Plan, as amended.*
10.2(7)	2005 Incentive Plan.*
10.3(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.4(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.5(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.6(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.7(12)	2010 Incentive Plan.*
10.8(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.12(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.13(18)	2015 Equity Incentive Plan.*
10.14(19)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.15(20)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.16 (21)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.17(22)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.18(23)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.19(24)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.20(25)	2015 Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.21(26)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting)*
10.22(27)	National Instruments Corporation 2020 Equity Incentive Plan.*
10.23(28)	2020 Form of Restricted Stock Unit Award (Non-Employee Director).*
10.24(29)	2020 Form of Restricted Stock Unit Award (Employee Performance-Based Vesting Award).*
10.25(30)	2020 Form of Restricted Stock Unit Award (Employee Time-Based Vesting Award).*
10.26(31)	2020 Equity Incentive Plan Sub-Plan for Israeli Participants Special Provisions for Israeli Participants.*
10.25(32)	2020 Form of Restricted Stock Unit Award Agreement (Israeli Employee Time-Based Vesting Award).*
10.26(33)	Form of Indemnification Agreement.*
10.27(34)	National Instruments Corporation Executive Incentive Program, as amended and restated, effective October 11, 2021.*
10.28(35)
Second Amended and Restated Credit Agreement, dated as of June 18, 2021, among National Instruments Corporation, as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender.

10.29(36)
Amended and Restated Collateral Agreement, dated as of June 18, 2021, among National Instruments Corporation, and certain of its subsidiaries from time to time party thereto, as grantors, in favor of Wells Fargo Bank, National Association, as administrative agent.

10.30(37)	Executive Employment Agreement between the Company and Eric H. Starkloff dated October 28, 2019, effective February 1, 2020, and amendment thereto made as of February 3, 2020.* †
10.31(38)	Executive Employment Agreement between the Company and Karen Rapp, dated February 22, 2021.*†

10.32(39)	Executive Employment Agreement between the Company and Jason Green, dated February 22, 2021.*†
10.33(40)	Executive Employment Agreement between the Company and Ritu Favre, dated February 22, 2021.*†
10.34(41)	RSU Vesting Acceleration Agreement between the Company and Scott A. Rust, effective as of February 26, 2016.*
10.35(42)	Executive Employment Agreement between the Company and Scott Rust, effective October 1, 2021.*
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2021 (File No. 000-25426).
(4)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A filed on April 27, 2004 (File No. 000-25426).
(5)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(6)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 1, 2019 (File No. 000-25426).
(7)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2014 (File No. 000-25426).
(18)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on April 1, 2015 (File No. 000-25426).
(19)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(20)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(21)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(22)	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2016 (File No. 000-25426).
(25)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 28, 2019 (File No. 000-25426).
(26)	Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q filed on May 1, 2019 (File No. 000-25426).
(27)	Incorporated by reference to Exhibit A of the Company's Proxy Statement dated and filed on March 24, 2020 (File No. 000-25426).
(28)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(29)	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(30)	Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(31)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(32)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(33)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(34)	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 1, 2021 (File No. 000-25426).
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2021 (File No. 000-25426).
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2021 (File No. 000-25426).
(37)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 20, 2020 (File No. 000-25426).
(38)	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(39)	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(40)	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(41)	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q filed on May 2, 2016 (File No. 000-25426).
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 1, 2021 (File No. 000-25426).
*	Management Contract or Compensatory Plan or Arrangement
†	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 22, 2022	BY:	/s/ Eric Starkloff
Eric Starkloff
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Starkloff and Karen Rapp, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Eric Starkloff	Director and Chief Executive Officer and President (Principal Executive Officer)	February 22, 2022
Eric Starkloff

/s/ Karen Rapp	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2022
Karen Rapp

/s/ Michael McGrath	Chair of the Board	February 22, 2022
Michael McGrath

/s/ Jim Cashman III	Director	February 22, 2022
Jim Cashman III

/s/ Alex Davern	Director	February 22, 2022
Alex Davern

/s/ Gayla Delly	Director	February 22, 2022
Gayla Delly

/s/ Gerhard Fettweis	Director	February 22, 2022
Dr. Gerhard Fettweis

/s/ Liam Griffin	Director	February 22, 2022
Liam Griffin

/s/ Duy-Loan Le	Director	February 22, 2022
Duy-Loan Le

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Valuation of Acquired Intangible Assets
Description of the Matter
As described in Note 18 to the consolidated financial statements, the Company completed its acquisition of N H Research, LLC (“NHR”) during 2021 for total consideration of $206 million. This transaction is being accounted for as a business combination using the acquisition method of accounting.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of the acquired intangible assets, including customer relationships of $54.4 million and existing product configurations of $28.3 million. The customer relationships were valued using the multi-period excess earnings method of the income approach, and the existing product configurations were valued using the avoided costs / lost profits method. The significant assumptions used to estimate the value of acquired customer relationships were anticipated revenue growth rates and expected attrition. The significant assumption used to estimate the value of existing product configurations was the anticipated lost profits for the period of time that would be necessary to develop the portfolio of products. These assumptions are forward looking and could be affected by future economic and market conditions.

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
Determining the Adjustment for Excess and Obsolete Inventories
Description of the Matter	As described in Note 1 to the financial statements, inventory is presented net of the adjustment for excess and obsolete inventories which is the difference between the cost of inventory and estimated net realizable value based on assumptions of future demand and market conditions. As of December 31, 2021, the Company’s net inventory balance was $289.2 million, net of the adjustment for excess and obsolete inventories of $18.9 million.

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

Determining Reserve for Uncertain Tax Positions
Description of the Matter	As described in Note 10 to the financial statements, the Company operates in a complex multinational tax environment and is subject to international tax law and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2021, the Company accrued liabilities of $9.4 million with respect to uncertain tax positions including transfer pricing.

Auditing the recognition and measurement of tax positions related to transfer pricing was especially challenging due to first establishing the technical merits of the income tax position for purposes of recognition and second due to the measurement of the tax position. The key assumptions used in determining the reserve for the uncertain tax positions related to transfer pricing are how the taxing authority would classify the relevant related parties and the royalty rates and operating margins by jurisdiction that are utilized in transfer pricing as well as the probabilities applied to the scenarios utilized to calculate the amount of benefit to recognize
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
February 22, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Instruments Corporation

Opinion on Internal Control over Financial Reporting

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

February 22, 2022

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$211,106	$260,232
Short-term investments	—	59,923
Accounts receivable, net	341,275	266,869
Inventories, net	289,243	194,012
Prepaid expenses and other current assets	89,925	68,470
Total current assets	931,549	849,506
Property and equipment, net	253,668	254,399
Goodwill	575,992	467,547
Intangible assets, net	220,418	172,719
Operating lease right-of-use assets	58,641	67,674
Other long-term assets	74,717	72,643
Total assets	$2,114,985	$1,884,488
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$83,218	$51,124
Accrued compensation	111,261	87,068
Deferred revenue	137,818	132,151
Other lease liabilities	13,137	15,801
Other taxes payable	59,109	48,129
Debt, current	—	5,000
Other current liabilities	40,671	42,578
Total current liabilities	445,214	381,851
Debt, non-current	300,000	92,036
Deferred income taxes	14,249	25,288
Income tax payable - non-current	54,195	61,623
Deferred revenue - non-current	32,822	36,335
Operating lease liabilities - non-current	30,468	35,854
Other long-term liabilities	14,340	26,630
Total liabilities	891,288	659,617
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,293,898 and 131,246,615 shares issued and outstanding, respectively	1,323	1,312
Additional paid-in capital	1,129,647	1,033,284
Retained earnings	112,858	211,101
Accumulated other comprehensive loss	(20,131)	(20,826)
Total stockholders’ equity	1,223,697	1,224,871
Total liabilities and stockholders’ equity	$2,114,985	$1,884,488
 The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Net sales:
Product	$1,304,609	$1,137,603	$1,215,014
Software maintenance	165,072	149,068	138,201
Total net sales	1,469,681	1,286,671	1,353,215

Cost of sales:
Product	406,342	359,861	329,364
Software maintenance	14,621	11,260	7,527
Total cost of sales	420,963	371,121	336,891
Gross profit	1,048,718	915,550	1,016,324

Operating expenses:
Sales and marketing	467,352	465,509	473,392
Research and development	335,986	280,381	272,452
General and administrative	127,215	129,863	122,768
Total operating expenses	930,553	875,753	868,612
Gain on sale of business/asset	—	159,753	26,842
Operating income	118,165	199,550	174,554
Other (expense) income	(14,590)	(788)	5,990
Income before income taxes	103,575	198,762	180,544
Provision for income taxes	14,260	55,103	18,393
Net income	$89,315	$143,659	$162,151

Basic earnings per share	$0.68	$1.10	$1.23

Weighted average shares outstanding - basic	132,311	131,082	131,722

Diluted earnings per share	$0.67	$1.09	$1.22

Weighted average shares outstanding - diluted	133,562	131,799	132,734

Dividends declared per share	$1.08	$1.04	$1.00
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2021	2020	2019

Net income	$89,315	$143,659	$162,151
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(13,113)	15,765	(3,346)
Unrealized gain (loss) on securities available-for-sale	420	(398)	1,141
Unrealized gain (loss) on derivative instruments	17,270	(19,694)	(2,629)
Other comprehensive income (loss), before tax	4,577	(4,327)	(4,834)
Tax provision (benefit) related to items of other comprehensive income	3,882	(4,571)	(695)
Other comprehensive income (loss), net of tax	695	244	(4,139)
Comprehensive income	$90,010	$143,903	$158,012
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$89,315	$143,659	$162,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,402	87,064	73,541
Stock-based compensation	74,583	58,376	51,438
Disposal gain on sale of business/assets	—	(159,753)	(26,842)
Loss from equity-method investees	5,719	2,942	1,060
Deferred income taxes	(15,796)	7,771	(12,680)
Changes in operating assets/ liabilities (net of effects of acquisitions and divestitures):
Accounts receivable	(75,492)	(17,260)	(7,193)
Inventories	(90,480)	7,617	(6,773)
Prepaid expenses and other assets	(5,274)	(5,427)	(8,986)
Accounts payable and accrued expenses	31,303	(10)	4,034
Deferred revenue	6,096	6,417	5,579
Taxes, accrued compensation, and other current liabilities	24,123	49,371	(10,924)
Net cash provided by operating activities	143,499	180,767	224,405

Cash flow from investing activities:
Capital expenditures	(40,975)	(49,652)	(60,857)
Proceeds from sale of assets/business, net of cash divested	—	160,266	32,492
Capitalization of internally developed software	(1,463)	(4,054)	(9,065)
Additions to other intangibles	(2,751)	(1,441)	(1,209)
Acquisitions of equity-method investments	(15,753)	(9,761)	(13,670)
Acquisitions, net of cash received	(223,080)	(334,981)	—
Purchases of short-term investments	—	(206,330)	(185,267)
Sales and maturities of short-term investments	60,297	384,652	219,628
Net cash used in investing activities	(223,725)	(61,301)	(17,948)

Cash flow from financing activities:
Proceeds from term loan	—	170,000	—
Payments on term loan	(98,750)	(71,250)	—
Proceeds from revolving line of credit	300,000	20,000	—
Payments of revolving line of credit	—	(20,000)	—
Debt issuance costs	(1,993)	(1,893)	—
Proceeds from issuance of common stock	32,518	31,947	33,191
Repurchase of common stock	(55,000)	(48,713)	(171,316)
Dividends paid	(143,113)	(136,545)	(131,855)
Other	—	—	(837)
Net cash provided by (used in) financing activities	33,662	(56,454)	(270,817)

Effect of exchange rate changes on cash	(2,562)	2,604	(410)

Net change in cash and cash equivalents	(49,126)	65,616	(64,770)
Cash and cash equivalents at beginning of period	260,232	194,616	259,386
Cash and cash equivalents at end of period	$211,106	$260,232	$194,616
Supplemental disclosures:
Interest paid	$2,619	$1,131	$—
Income taxes paid	$40,520	$45,182	$46,096
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2018	132,655,941	1,327	897,544	356,418	(16,931)	1,238,358
Net income	—	—	—	162,151	—	162,151
Other comprehensive loss, net of tax	—		—	—	(4,139)	(4,139)
Issuance of common stock under employee plans	1,848,594	18	32,336	—	—	32,354
Stock-based compensation	—	—	50,797	—	—	50,797
Repurchase of common stock	(4,000,000)	(40)	(27,099)	(144,177)		(171,316)
Dividends paid	—	—	—	(131,855)	—	(131,855)
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	143,659	—	143,659
Other comprehensive income, net of tax	—		—	—	244	244
Issuance of common stock under employee plans	2,132,137	21	31,926	—	—	31,947
Stock-based compensation	—	—	57,929	—	—	57,929
Repurchase of common stock	(1,390,057)	(14)	(10,149)	(38,550)	—	(48,713)
Dividends paid	—	—	—	(136,545)	—	(136,545)
Balance at December 31, 2020	131,246,615	$1,312	$1,033,284	$211,101	$(20,826)	$1,224,871
Net income	—	—	—	89,315	—	89,315
Other comprehensive income, net of tax	—		—	—	695	695
Issuance of common stock under employee plans	2,386,781	24	32,494	—	—	32,518
Stock-based compensation	—	—	74,411	—	—	74,411
Repurchase of common stock	(1,339,498)	(13)	(10,542)	(44,445)	—	(55,000)
Dividends paid	—	—	—	(143,113)	—	(143,113)
Balance at December 31, 2021	132,293,898	$1,323	$1,129,647	$112,858	$(20,131)	$1,223,697
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

Gain on Sale of Business/Assets

Sale of Office Building

During the year ended December 31, 2019, we recognized a gain of $26.8 million from the sale of our 136,000 square foot office building and property located at 6504 Bridgepoint Parkway, Austin, Texas. At the time of sale, we did not occupy the building and had been leasing the building to third parties for several years. The disposal gain is presented as "Gain on sale of business/asset" in the Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment.

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
Accounts Receivable
Accounts receivable are recorded net of allowance for credit losses of $7.0 million and $6.5 million at December 31, 2021 and 2020, respectively. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical bad debts, customer concentrations, customer creditworthiness and current economic trends.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2019	Allowance for credit losses	$3,490	$396	343	$3,543
2020	Allowance for credit losses	$3,543	$3,669	693	$6,519
2021	Allowance for credit losses	$6,519	$672	179	$7,012

Contract Liabilities
We recognize contract liabilities, presented in our Consolidated Balance Sheet as "Deferred revenue" when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for additional information, including changes in our contract liability during the years ended December 31, 2021 and December 31, 2020.
Refund Liability
A refund liability for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns refund liability. Our sales return refund liability was $3.2 million and $2.6 million at each of December 31, 2021 and 2020 and is presented within "Other Current Liabilities" on our balance sheet.
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
In addition, we from time to time make equity investments in non-publicly traded companies. Equity investments in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. We record our proportionate share of the net income or loss of our equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within "Other (expense) income" in the Consolidated Statement of Income. Profits or losses related to intra-entity sales with our equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. We record our interest in the net earnings of our equity method investments based on the most recently available financial statements of the investees. At December 31, 2021, the difference between the carrying amount of our equity-method investments and our share of the underlying equity in net assets of our investments was approximately $25 million. The basis difference is primarily attributable to intangible assets and equity-method goodwill.
The carrying amount of the investment in equity interests is adjusted to reflect our interest in net earnings, dividends received and other-than-temporary impairments. We review the carrying amount for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Income.
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
We did not record any other-than-temporary impairments on our investment securities during 2021, 2020, and 2019.

Inventories, net
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
Inventory is shown net of adjustment for excess and obsolete inventories of $18.9 million, $17.0 million and $15.5 million at December 31, 2021, 2020 and 2019, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2019	Adjustment for excess and obsolete inventories	$15,385	$6,046	5,942	$15,489
2020	Adjustment for excess and obsolete inventories	$15,489	$8,163	6,616	$17,036
2021	Adjustment for excess and obsolete inventories	$17,036	$9,986	8,090	$18,932

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

The carrying values of long-lived assets, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, a recoverability test is performed utilizing undiscounted cash flows expected to be generated by that asset or asset group compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.
Goodwill
The excess purchase price over the fair value of assets acquired is recorded as goodwill. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to either our existing reporting unit or a newly identified reporting unit as of the date of the acquisition. In the event a disposal group meets the definition of a business, goodwill is allocated to the disposal group based on the relative fair value of the disposal group to the related reporting unit. As we have one operating segment comprised of components with similar economic characteristics, we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2021.  No impairment of goodwill was identified during 2021 and 2020. Goodwill is deductible for tax purposes in certain jurisdictions.
Concentrations of credit risk
At December 31, 2021, we had $211 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The most significant of our operating accounts was our Citibank operating account owned by our entity in Hungary which held approximately $13 million or 6% of our total cash and cash equivalents at a bank that carried Baa1/BBB+/A ratings at December 31, 2021.
The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2021 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$107.7	$103.4	$211.1
	51%	49%
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
Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 3% of our sales for the years ended December 31, 2021, 2020, and 2019, respectively. The largest trade account receivable from any individual customer at December 31, 2021 was approximately $9.3 million.
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
The warranty reserve for the years ended December 31, 2021, 2020, and 2019 was as follows:

(In thousands)
	2021	2020	2019
Balance at the beginning of the year	$2,872	$2,561	$3,173
Accruals for warranties issued during the year	2,790	2,668	2,356
Accruals related to pre-existing warranties	195	486	(376)
Settlements made (in cash or in kind) during the year	(2,647)	(2,843)	(2,592)
Balance at the end of the year	$3,210	$2,872	$2,561
Loss contingencies
We accrue for probable losses from contingencies, including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.
Other (Expense) Income
Other (expense) income consisted of the following amounts:

(in thousands)	2021	2020	2019
Interest income	$375	$3,899	$8,129
Interest expense	(3,780)	(1,883)	(40)
Loss from equity-method investments	(5,719)	(2,942)	(1,060)
Net foreign exchange loss	(4,973)	(141)	(1,846)
Other	(493)	279	807
Other (expense) income	$(14,590)	$(788)	$5,990

Advertising expense
We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was $20 million, $15 million, and $7 million, respectively.
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
Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the related asset and obligation at the present value of lease payments. The discount rate used to calculate the present value of the lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancellable period for which we have the right to use the asset and may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Operating leases are recognized as a single lease cost on a straight-line basis over the lease term. Our remaining lease terms range from approximately 1 year to 92 years, some of which may include options to extend the lease for up to 9 years, and some of which may include options to terminate the leases within 1 year. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets.
Amounts related to finance lease activities and income from leasing activities were not material for the periods presented. (See Note 9 – Leases for further information on our lease balances).
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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for years ended December 31, 2021, 2020, and 2019 are as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Weighted average shares outstanding-basic	132,311	131,082	131,722
Plus: Common share equivalents
RSUs	1,251	717	1,012
Weighted average shares outstanding-diluted	133,562	131,799	132,734
Stock awards to acquire 125,200 shares, 251,400 shares, and 94,200 shares for the years ended December 31, 2021, 2020, and 2019, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
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
Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2021, 2020, and 2019 was $90 million, $144 million and $158 million, respectively.
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

Recently Issued Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10 (“ASU 2021-10”), Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

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

Total net sales based on the disaggregation criteria described above are as follows:

		Year Ended December 31,
	2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$503,839	$93,417	$597,256
EMEA	285,842	89,782	375,624
APAC	454,684	42,117	496,801
Total net sales (1)	$1,244,365	$225,316	$1,469,681

		Year Ended December 31,
	2020
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$430,779	$77,669	$508,448
EMEA	263,473	82,162	345,635
APAC	391,937	40,651	432,588
Total net sales (1)	$1,086,189	$200,482	$1,286,671

		Year Ended December 31,
	2019
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$446,703	$91,976	$538,679
EMEA	299,850	76,700	376,550
APAC	401,191	36,795	437,986
Total net sales (1)	$1,147,744	$205,471	$1,353,215
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

Changes in deferred revenue, current and long-term, during the twelve months ended December 31, 2021 and December 31, 2020 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2019	$164,925
Deferral of revenue billed in current period, net of recognition	124,769
Recognition of revenue deferred in prior periods	(118,308)
Acquisitions/Divestitures	(7,999)
Foreign currency translation impact	5,099
Deferred Revenue at December 31, 2020	$168,486
Deferral of revenue billed in current period, net of recognition	132,374
Recognition of revenue deferred in prior periods	(126,263)
Acquisitions/Divestitures	343
Foreign currency translation impact	(4,300)
Deferred Revenue at December 31, 2021	$170,640
For the twelve months ended December 31, 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables are included in "Other current assets" and "Other long-term assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the year ended December 31, 2021, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $61 million as of December 31, 2021. Since we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances. As of December 31, 2021, we expect to recognize approximately 50% of the revenue related to these unsatisfied performance obligations during 2022, 31% during 2023, and 19% thereafter.

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
•We do not consider the time value of money for contracts with original durations of one year or less.

Note 3 – Investments
The following tables summarize unrealized gains and losses related to our short-term investments designated as available-for-sale debt securities:

(In thousands)	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$—	$—	$—	$—
Short-term investments	$—	$—	$—	$—

(In thousands)	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$59,761	$163	$(1)	$59,923
Short-term investments	$59,761	$163	$(1)	$59,923
The following tables summarize the contractual maturities of our short-term investments designated as available-for-sale debt securities:

(In thousands)	As of December 31, 2021
	Adjusted Cost	Fair Value
Due in less than 1 year	$—	$—
Total available-for-sale debt securities	$—	$—

Due in less than 1 year	Adjusted Cost	Fair Value
Corporate bonds	$—	$—
Total available-for-sale debt securities	$—	$—

Equity-Method Investments

The carrying value of our equity method investments was $32 million and $25 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, net sales to our equity-method investees were approximately $5.3 million and $1.0 million, respectively and purchases from our equity-method investees were not material.

During the first quarter of 2021, we determined there was an other than temporary impairment for one of our equity-method investments, based on revised forecasts. We recorded a $3.5 million impairment loss related to this investment. Our proportionate share of the income/loss from equity-method investments is included within "Other (expense) income". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the year ended December 31, 2021, 2020, and 2019.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money market funds	$101,290	$101,290	$—	$—

Other assets:
Derivatives	12,407	—	12,407	—
Total Assets	$113,697	$101,290	$12,407	$—

Liabilities
Derivatives	$(9,468)	—	(9,468)	—
Total Liabilities	$(9,468)	$—	$(9,468)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$145,466	$145,466	$—	$—

Short-term investments available for sale:
Corporate bonds	59,923	—	59,923	—

Other Assets:
Derivatives	6,124	—	6,124	—
Total Assets	$211,513	$145,466	$66,047	$—

Liabilities
Derivatives	$(19,359)	$—	$(19,359)	$—
Total Liabilities	$(19,359)	$—	$(19,359)	$—
We value our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale consists of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. All of our short-term investments available-for-sale have contractual maturities of less than 60 months as of December 30, 2020.

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2021. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2021.
As of December 31, 2020, our short-term investments did not include any foreign sovereign debt from any country other than the United States. All of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar.
Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The amounts related to all assets and liabilities required to be measured at fair value on a nonrecurring basis were not material at December 31, 2021 and December 31, 2020.
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
We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 59%, 60% and 60% of our net sales during each of the years ended December 31, 2021, 2020, and 2019, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
We maintain a foreign currency risk management strategy that uses derivative instruments (foreign currency forward contracts) to help protect our earnings and cash flows from fluctuations caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to our operations and competitive position since exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors.
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
We held forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2021	As of December 31, 2020
Chinese yuan	$99,066	$45,553
Euro	145,351	219,115
Japanese yen	43,128	73,399
Hungarian forint	54,939	82,429
British pound	25,947	25,133
Malaysian ringgit	29,624	36,249
Korean won	$21,180	$22,301
Total forward contracts notional amount	$419,235	$504,179
The contracts in the foregoing table had contractual maturities of 24 months or less as of December 31, 2021 and 36 months or less as of December 31, 2020.
At December 31, 2021, we expect to reclassify $5.6 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.7 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $1.3 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2021. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of December 31, 2021 and December 31, 2020, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $94 million and $89 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

	Asset Derivatives
		December 31, 2021	December 31, 2020
(In thousands)
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$8,993	$1,564
Foreign exchange contracts - LT forwards	Other long-term assets	2,908	3,117
		$11,901	$4,681
Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$506	$1,443
		$506	$1,443
Total derivatives		$12,407	$6,124

	Liability Derivatives
		December 31, 2021	December 31, 2020
(In thousands)
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(6,425)	$(12,549)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,377)	(6,328)
		$(8,802)	$(18,877)
Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(666)	$(482)
		$(666)	$(482)
Total derivatives		$(9,468)	$(19,359)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively:

December 31, 2021
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$24,082	Net sales	$(4,229)

Foreign exchange contracts - forwards	(4,004)	Cost of sales	(452)

Foreign exchange contracts - forwards	(2,808)	Operating expenses	(355)
Total	$17,270		$(5,036)

December 31, 2020
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(22,813)	Net sales	$4,322

Foreign exchange contracts - forwards	1,925	Cost of sales	(2,165)

Foreign exchange contracts - forwards	1,194	Operating expenses	(1,603)
Total	$(19,694)		$554

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2021	December 31, 2020
Foreign exchange contracts - forwards	Other (expense) income	$(4,944)	$810

Total		$(4,944)	$810
Gains or losses recognized in OCI on our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 6 – Inventories
Inventories, net at December 31, 2021 and December 31, 2020 consist of the following:

(In thousands)	December 31, 2021	December 31, 2020

Raw materials	$181,676	$99,942
Work-in-process	14,573	11,307
Finished goods	92,994	82,763
Total	$289,243	$194,012
Note 7 – Property and equipment
Property and equipment at December 31, 2021 and December 31, 2020 consist of the following:

(In thousands)	December 31, 2021	December 31, 2020

Land	$12,390	$12,424
Buildings	238,949	232,094
Furniture and equipment	450,889	427,807
	702,228	672,325
Accumulated depreciation	(448,560)	(417,926)
Total, net	$253,668	$254,399
Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was $40 million, $40 million and $38 million, respectively.

Note 8 – Intangible assets, net and Goodwill
Intangible assets at December 31, 2021 and December 31, 2020 are as follows:

(In thousands)	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$45,671	$(36,457)	$9,214	$115,251	$(83,706)	$31,545
Acquired technology	148,155	(34,264)	113,891	105,486	(17,913)	87,573
Customer relationships	93,931	(19,717)	74,214	40,273	(10,026)	30,247
Patents	36,217	(29,316)	6,901	35,803	(25,578)	10,225
Other	32,962	(16,764)	16,198	27,440	(14,311)	13,129
Total	$356,936	$(136,518)	$220,418	$324,253	$(151,534)	$172,719
Software development costs capitalized in 2021, 2020, and 2019 were $2 million, $4 million, and $10 million, respectively, and related amortization expense was $24 million, $29 million, and $28 million, respectively. Capitalized software development costs for the years ended December 31, 2021, 2020, and 2019 included costs related to stock-based compensation of $0.2 million, $0.3 million and $0.5 million, respectively. The related amounts in the table above are net of fully amortized assets.
Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $60 million, $48 million, and $37 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Capitalized software development costs, acquired technology, patents and other intangible assets had weighted-average remaining useful lives of 1.7 years, 3.5 years, 5.0 years, and 2.5 years, respectively, as of December 31, 2021. The estimated future amortization expense related to intangible assets as of December 31, 2021 was as follows:

Amount
(In thousands)
2022	$51,279
2023	43,250
2024	40,019
2025	35,383
2026	22,669
Thereafter	27,818
Total	$220,418
Goodwill
A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2019	$262,242
Acquisitions	203,065
Divestiture	(7,221)
Foreign currency translation impact	9,461
Balance as of December 31, 2020	$467,547
Acquisitions	114,178
Purchase price adjustments	1,973
Foreign currency translation impact	(7,706)
Balance as of December 31, 2021	$575,992

Note 9 – Leases
The components of operating lease expense were as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Operating Lease Cost (a)	21,173	$21,637
(a) Includes variable and short-term lease costs

Supplemental cash flow information related to operating leases were as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease liabilities	$19,087	$20,005
Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$8,707	$12,252
Maturities of lease liabilities as of December 31, 2021 were as follows:

(In thousands)
Years ending December 31,		Operating Leases
2022		$14,541
2023		10,201
2024		8,785
2025		5,843
2026		5,034
Thereafter		2,858
Total future minimum lease payments		47,262
Less imputed interest		3,657
Total		$43,605

	Years Ended December 31,
	2021	2020
Weighted Average Remaining Lease Term (years)
Operating Leases	4.3	4.6

Weighted Average Discount Rate
Operating Leases	3.8%	4.9%
As of December 31, 2021, we have additional operating leases, that have not commenced during the period, which were not material.
Note 10 – Income taxes
The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Domestic	$33,368	$189,486	$98,476
Foreign	70,207	9,276	82,068
Total	$103,575	$198,762	$180,544

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2021	2020	2019
Current tax expense:
U.S. federal	$10,979	$25,949	$18,212
State	3,135	4,793	2,705
Foreign	15,942	16,590	10,156
Total current	$30,056	$47,332	$31,073
Deferred tax expense (benefit):
U.S. federal	$(8,485)	$10,056	$(9,168)
State	(732)	885	(1,218)
Foreign	(6,676)	(5,100)	(3,045)
Total deferred	$(15,893)	$5,841	$(13,431)
Change in valuation allowance	97	1,930	751
Total provision	$14,260	$55,103	$18,393
Deferred tax liabilities (assets) at December 31, 2021 and 2020 were as follows:

(In thousands)	December 31,
	2021	2020
Capitalized software	$1,956	$7,134
Depreciation and amortization	8,202	11,142
Intangible assets	25,526	29,384
Right of use asset	7,246	9,029
Unrealized exchange loss	—	3,658
Undistributed earnings of foreign subsidiaries	2,865	2,600
Unrealized gain on derivative instruments	481	—
Gross deferred tax liabilities	46,276	62,947
Operating loss carryforwards	(92,069)	(101,187)
Vacation and other accruals	(6,188)	(6,296)
Inventory valuation and warranty provisions	(2,566)	(2,178)
Doubtful accounts and sales provisions	(1,759)	(1,435)
Unrealized gain on derivative instrument	—	(3,394)
Deferred revenue	(5,997)	(6,831)
Operating lease liabilities	(7,847)	(9,737)
Accrued expenses	(194)	(213)
Global intangible low-taxed income	(2,714)	(2,580)
Stock-based compensation	(6,786)	(6,384)
Research and development tax credit carryforward	(33)	—
Foreign tax credit carryforward	(1,468)	(1,016)
Cumulative translation adjustment on undistributed earnings	(873)	(451)
Unrealized exchange loss	(758)	—
Other	(3,446)	(4,246)
Gross deferred tax assets	(132,698)	(145,948)
Valuation allowance	83,630	93,042
Net deferred tax (asset) liability	$(2,792)	$10,041

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21%	21%	21%
Foreign taxes greater (less) than federal statutory rate	(3)	6	—
Outside basis difference on asset held for sale	—	2	(6)
Research and development tax credits	(4)	(2)	(3)
Enhanced deduction for certain research and development expenses	(5)	(2)	(3)
State income taxes, net of federal tax benefit	2	1	—
Nondeductible officer compensation	2	1	1
Change in intercompany prepaid tax asset	(1)	1	—
Foreign-derived intangible income deduction	(4)	(2)	(3)
Global intangible low-taxed income inclusion ("GILTI")	2	—	1
Amortization of intangible assets	3	1	—
Transition tax on deferred foreign income	—	—	1
Global intangible low-taxed income deferred	—	—	—
Foreign tax on undistributed foreign earnings	—	—	—
Other	1	1	1
Effective tax rate	14%	28%	10%
The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the "Tax Act"). The Act reduced the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In 2018 and 2017, we recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities and recognizing the effects of electing to account for GILTI in deferred taxes. As of December 31, 2017, we recognized a provisional amount of $69.9 million, which was included as a component of income tax expense from continuing operations. During 2018, we reduced the provisional amounts recorded at December 31, 2017 by $4.2 million and included these adjustments as a reduction of income tax expense from continuing operations. During 2019, we recorded a $2.6 million net tax expense related to an increase in the 2017 one-time transition tax on accumulated foreign earnings as a result of final tax regulations issued in 2019. The amount of transition tax payable as of December 31, 2021 was $61.2 million, of which $7 million is due in the next 12 months and $54.2 million is payable during 2023 through 2025.
As of December 31, 2021, we had federal tax net operating loss carryforwards of $2.0 million, which may be carried forward indefinitely, and tax credit carryforwards of $1.5 million which expire during the years 2028 to 2031. Certain of these carryforwards are subject to limitations following a change in ownership. We do not expect to utilize certain of these tax credit carryforwards and have recorded a valuation allowance of $1.5 million against those credits at December 31, 2021.
As of December 31, 2021, 28 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $963 million, of which $872 million expires during the years 2022 to 2038 and $91 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2021.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday in Malaysia resulted in income tax benefits of $3.9 million and $2.0 million for the years ended December 31, 2021 and 2020, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2021 and 2020 was a benefit of $0.03 and $0.02 per share, respectively.
We have not provided for foreign withholding or distribution taxes on approximately $2.4 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2021. These earnings would become subject to withholding or distribution taxes of approximately $194,000, if they were remitted to the parent company as dividends. We intend to permanently reinvest these undistributed earnings.
We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Balance at beginning of period	$10,488	$6,030
Additions based on tax positions related to the current year	232	6,866
Reductions as a result of the closing of open tax periods	(1,360)	(2,408)
Balance at end of period	$9,360	$10,488
All of our gross unrecognized tax benefits at December 31, 2021 would affect our effective income tax rate if recognized. As of December 31, 2021, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2021 and 2020, we recognized interest expense related to uncertain tax positions of approximately $0.2 million and $0.3 million, respectively. As of December 31, 2021, and 2020, we had approximately $0.3 million and $0.4 million accrued for interest related to uncertain tax positions, respectively.
The tax years 2015 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 11 – Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on forward contracts and debt securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2021 and 2020, consisted of the following:

	December 31, 2021
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2020	$(10,066)	$(426)	$(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(13,113)	420	12,234	(459)
Reclassified from accumulated OCI into income	—	—	5,036	5,036
Income tax benefit (expense)	—	6	(3,888)	(3,882)
Balance as of December 31, 2021	$(23,179)	$—	$3,048	$(20,131)

	December 31, 2020
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2019	$(25,831)	$(85)	$4,846	$(21,070)
Current-period other comprehensive income (loss)	15,765	(398)	(19,139)	(3,772)
Reclassified from accumulated OCI into income	—	—	(554)	(554)
Income tax benefit (expense)	—	57	4,513	4,570
Balance as of December 31, 2020	$(10,066)	$(426)	$(10,334)	$(20,826)

Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans
Authorized shares of common and preferred stock
The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.
Stock-Based Compensation Plan
Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Stock Options Plan (the "1994 Plan"), which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.
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
Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994 Plan, 2005 Plan, 2010 Plan and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three, or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 3,249,365 shares available for grant under the 2020 Plan as of December 31, 2021.

During the year ended December 31, 2021, we did not make any changes in accounting principles or methods of estimates related to the 2010, 2015 and 2020 Plans.  Transactions under our 2010 Plan, 2015 Plan and 2020 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2018	3,178,536	$36.91
Granted	1,306,387	$46.76
Earned	(958,995)	$35.86
Canceled	(236,291)	$(38.82)
Outstanding at December 31, 2019	3,289,637	$40.99
Granted	2,347,725	$40.27
Earned	(1,105,559)	$40.02
Canceled	(490,541)	$40.74
Outstanding at December 31, 2020	4,041,262	$40.88
Granted	1,757,606	$45.67
Earned	(1,389,110)	$39.92
Canceled	(447,300)	$41.54
Outstanding at December 31, 2021	3,962,458	$43.26
Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $209.0 million as of December 31, 2021, related to 3,962,458 shares with a per share weighted average fair value of $43.26. We anticipate this expense to be recognized over a weighted average period of approximately 2.31 years.
Performance-based stock units
During the year ended December 31, 2021 and 2020, we granted 130,006 and 144,647, of PRSUs, to executive officers pursuant to the 2020 Plan and 2015 Plan, respectively. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the year ended December 31, 2021, the three-year performance period commenced on January 1, 2021, and will end on December 31, 2023, and for the PRSUs granted during the year ended December 31, 2019, the three-year performance period commenced on January 1, 2020 and will end on December 31, 2022, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.
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

	Twelve Months Ended
	December 31, 2021	December 31, 2020
Number of simulations	100,000	100,000
Expected volatility	40.60%	27.41%
Expected life in years	2.95 years	2.92 years
Risk-free interest rate	0.21%	1.38%
Dividend yield	2.66%	2.32%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $66.97 per share and $61.00 per share in 2021 and 2020, respectively.

Employee stock purchase plan
Our employee stock purchase plan permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our employee stock purchase plan, and at December 31, 2021, we had 2,061,521 shares of common stock reserved for future issuance under this plan. We issued 997,671 shares under this plan in the year ended December 31, 2021. The weighted average purchase price of the shares under this plan was $32.59 per share.
The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2021	2020	2019
Dividend yield	0.653%	0.620%	0.558%
Expected life	3 months	3 months	3 months
Expected volatility	35%	47%	34%
Risk-free interest rate	0.71%	1.26%	2.32%

Weighted average, grant date fair value of purchase rights granted under the employee stock purchase plan are as follows:

	Number of Shares	Weighted average fair value per share
2019	909,274	$9.40
2020	1,026,578	$8.80
2021	997,671	$9.17
During the year ended December 31, 2021, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Authorized Preferred Stock and Preferred Stock Purchase Rights Plan
We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with its adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding as of December 31, 2021.
Stock repurchases and retirements
On April 21, 2010, our Board of Directors authorized a program to repurchase of shares of our common stock from time to time, depending on market conditions and other factors (the "Program"). The Board of Directors has amended the Program several times over the years to increase the number of shares that may be purchased under the Program. Most recently, on October 23, 2019, our Board amended the Program to increase the number of shares that may be repurchased by 3,000,000 shares. At December 31, 2021, there were 270,445 shares remaining available for repurchase under the Program. The Program does not have an expiration date. Under the Program, during the year ended December 31, 2021, we repurchased 1,339,498 shares of our common stock at a weighted average price per share of $41.06. Under the Program, during the year ended December 31, 2020, we repurchased 1,390,057 shares of our common stock at a weighted average price per share of $35.04. Under the current program, and during the year ended December 31, 2019, we repurchased 4,000,000 shares of our common stock at a weighted average price per share of $42.83. (See Note 20 –Subsequent events of Notes to Consolidated Financial Statements for the new repurchase program approved by our Board).
Note 13 – Employee retirement plan
We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and, subject to annual IRS limitations, may contribute up to 80% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2021, 2020 and 2019. Employees are eligible for matching contributions after one year of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.5 million, $9.3 million and $9.6 million in 2021, 2020, and 2019, respectively.

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

	United States	China(1)	Rest of the World	Total
	(in millions)
Net sales:
Year ended December 31, 2021	$566	$233	$671	$1,470
Year ended December 31, 2020	$482	$201	$604	$1,287
Year ended December 31, 2019	$503	$200	$650	$1,353
(1): Includes Mainland China and Hong Kong Special Administrative Region

The following table presents summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. The long-lived assets presented below consist of property, plant, and equipment and operating lease right-of-use assets and excludes intangible assets.

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
December 31, 2021	$128	$51	$76	$57	$312
December 31, 2020	$127	$52	$75	$68	$322

Note 15 - Debt
On June 18, 2021, we entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. The Credit Agreement amended and restated and refinanced our prior Amended and Restated Credit Agreement, dated as of June 12, 2020 (as further amended on October 30, 2020, the "Prior Credit Agreement"), by and among us, the lenders from time-to-time party thereto and Administrative Agent. All outstanding loans under the Prior Credit Agreement were repaid in full in connection with the entry into the Credit Agreement.

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

The revolving loans and term loans accrue interest, at our option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) a LIBOR loan interest rate of LIBOR for an interest period of one month plus 1.00%, in each case, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum total net leverage ratio of less than or equal to 3.50 to 1.00, which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

The Credit Agreement provides for a commitment fee of 0.150% to 0.250% per annum, determined based upon our consolidated total net leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears.

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying the obligations of the Company under the Credit Agreement, among other things. As of December 31, 2021, there were no Subsidiary Guarantors, and no Guaranty had been executed in connection with the Credit Agreement. In connection with the Credit Agreement, we have entered (and our future Subsidiary Guarantors will enter into an Amended and Restated Collateral Agreement pursuant to which we and our Subsidiary Guarantors from time-to-time have granted (or will grant) a lien on substantially all of our and their assets to secure our and their obligations under the Credit Agreement and the Guaranty.

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

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of December 31, 2021, and 2020, respectively (in thousands):

	December 31,	December 31,
	2021	2020
Secured
2020 term loan (effective interest rate of 1.7%)	$—	$98,750
2021 revolving line of credit (effective interest rate of 1.4%)	300,000	—

Total Debt	300,000	98,750
Less: Unamortized debt issuance costs	—	(1,714)
Less: Current Portion of Total Debt	—	(5,000)
Total Debt, non-current	$300,000	$92,036

As of December 31, 2021, debt issuance costs of approximately $2.5 million attributable to our revolving credit facility are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving line of credit.

Note 16 – Commitments and Contingencies
We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2021, for each of the next five years are as follows:

Amount
(In thousands)
2022	$14,541
2023	10,201
2024	8,785
2025	5,843
2026	5,034
Thereafter	2,858
Total	$47,262
Rent expense under operating leases was approximately $21 million for the year ended December 31, 2021, $23 million for the year ended December 31, 2020 and $21 million for the year ended December 31, 2019.
In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for customized inventory and inventory components ("unconditional purchase obligations"). The majority of our unconditional purchase obligations relate to amounts due within the next 12 months. As of December 31, 2021, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $11.7 million. As of December 31, 2021, our outstanding guarantees for payment of customs and foreign grants were not material.
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

Note 18 - Acquisitions

Acquisition of N H Research, LLC ("NHR")

On October 19, 2021, we completed the acquisition of NHR, a manufacturer of test and measurement solutions for high power applications including electric vehicles ("EV") and batteries. As a result of acquiring 100% of the outstanding share capital of NHR, NHR became our wholly owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of NHR have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

The acquisition was funded primarily by cash on hand in addition to $200 million drawn under our existing credit facility in October 2021. See Note 15 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the year ended December 31, 2021, we expensed $6 million of transaction costs in connection with the acquisition of NHR, which are included in selling, general and administrative expenses.

At the acquisition date, total consideration transferred was approximately $206 million, inclusive of $3 million in cash acquired. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. As a result of the structure of the transaction, the balance of goodwill is deductible in the U.S. over 15 years for income tax purposes.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of NHR (in thousands):

October 19, 2021
Consideration Transferred	$206,238

Cash	2,935
Accounts receivable, net	3,902
Inventories, net	4,764
Property and equipment, net	287
Other assets and liabilities	464
Intangible assets	98,510
Goodwill	97,847
Accounts payable and accrued expenses	(2,186)
Deferred revenue	(285)
Net assets acquired	$206,238

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of the purchase price that are not yet finalized relate to income taxes, acquired intangibles, inventory and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives, for identifiable intangible assets acquired (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$54,350	7
Developed software	6,010	2-7
Existing product configurations	28,300	9
In-process research and development (IPR&D)	4,030	Indefinite
Trade name	5,820	6
Total	$98,510

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. Customer relationships were valued using the multi-period excess earnings method of the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by customer relationships less charges representing the contribution of other assets to those cash flows. The economic useful life was determined by examining the period of time over which a target cumulative present value of discounted cash flows could be achieved.

Existing product configurations represent the existing hardware configurations of products sold by NHR. These products are created from component parts and assembled based on their intended purpose and application. Existing product configurations were valued using the avoided costs / lost profits method. The fair value represents the total costs that would be avoided by having this asset in place. The economic useful life was determined based on the number of years since launch for each product compared to the expected total life of each product.

Unaudited Pro Forma Information

For the period subsequent to the acquisition date, net sales of $9 million and net income of $3 million related to NHR have been included in our consolidated statements of income. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the NHR acquisition had occurred on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets and an increase in interest expense related to the additional borrowings entered into in connection with the acquisition, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2020, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the twelve months ended December 31, 2021, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Years Ended December 31,
(in thousands)	2021	2020
Net sales	$1,496,917	$1,319,330
Net income	$85,746	$144,211

2021 - Other Acquisitions

During the second quarter of 2021, we also completed the acquisition of a software company that specializes in signal processing and high-fidelity simulation software for validation of autonomous vehicles and advanced driver-assistance systems for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented.

The preliminary purchase price allocation related to the acquisition was not finalized as of December 31, 2021, and is based upon a preliminary valuation subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro forma results of operations have not been presented because the effects of the acquired operations were not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our software-defined automated test and measurement platform. Goodwill is not deductible for tax purposes.

2020 - Acquisition of OptimalPlus

On July 2, 2020, we completed the acquisition of OptimalPlus Ltd. (“OptimalPlus”), a global leader in data analytics software for the semiconductor, automotive and electronics industries that is based in Israel. As a result of acquiring 100% of the outstanding share capital of OptimalPlus, OptimalPlus became our wholly owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of OptimalPlus have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

The acquisition was funded primarily by cash on hand in addition to $70 million drawn under our term loan facility on June 30, 2020. See Note 15 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the year ended December 31, 2020, we expensed $7 million of transaction costs in connection with the acquisition of OptimalPlus, which are included in selling, general and administrative expenses.

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

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives, for identifiable intangible assets acquired (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$30,100	5
Developed technology	82,400	6
In-process research and development ("IPR&D")	10,400	Indefinite
Other intangibles	6,100	3-5
Total	$129,000

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

Unaudited Pro Forma Information

The results of OptimalPlus have been included in our consolidated statements of income for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the OptimalPlus acquisition had occurred on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets, a reduction in revenue related to deferred revenue purchase accounting adjustments, an increase in interest expense related to the term loan entered into in connection with the acquisition, and adjustments to compensation expense for the replacement of unvested stock options discussed above, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2019, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the year ended December 31, 2020, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Net sales	$1,298,718	$1,399,669
Net income	$131,519	$128,434

Note 19 - Restructuring

On October 26, 2021, we initiated a restructuring plan (the “2021 Plan”) that will result in the site closure of our facilities in Aachen, Germany. This targeted restructuring effort is intended to further optimize our research and development operations and accelerate investment in strategic growth opportunities. In connection with the 2021 Plan, the majority of these charges were recognized during the fourth quarter of 2021.

On October 29, 2020, we announced a workforce reduction plan (the “2020 Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this Plan were recognized during the three months ended December 31, 2020. We implemented a majority of the actions under this Plan as of December 31, 2021.

A summary of the charges in the consolidated statement of operations resulting from these restructuring activities is shown below:

(In thousands)	Years Ended
	2021	2020	2019
Cost of sales	$(25)	1,626	—
Research and development	7,907	5,564	3,888
Sales and marketing	4,006	30,189	13,300
General and administrative	2,174	7,871	2,877
Other	316	—	—
Total restructuring and other related costs	$14,378	45,250	20,065

Total restructuring and other charges incurred during the year ended December 31, 2021 related to the initiatives described above were $14.4 million primarily related to employee severance costs. A summary of balance sheet activity during 2021 related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2019	$9,527
Income statement expense	45,250
Cash payments	(25,784)
Balance as of December 31, 2020	$28,993
Income statement expense	14,378
Cash payments	(31,851)
Balance as of December 31, 2021	$11,520
The restructuring liability of $11.5 million at December 31, 2021, relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 20 – Subsequent events

On January 19, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on February 28, 2022, to stockholders of record at the close of business on February 7, 2022.
On January 19, 2022, our Board of Directors approved a new stock repurchase plan for up to $250 million of our common stock. The new repurchase program is effective immediately and is in addition to the previously authorized stock repurchase program Under the new stock repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the other terms of the repurchase will depend on a variety of factors, including legal requirements, economic and market conditions, and other investment opportunities. The new stock repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.