Form 10-Q
period 2022-03-31
NATIONAL INSTRUMENTS CORP
filed 2022-04-29
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:  March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2022
Common Stock, $0.01 par value	131,173,958

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Cash and cash equivalents	$142,883	$211,106
Accounts receivable, net	312,939	341,275
Inventories, net	307,892	289,243
Prepaid expenses and other current assets	109,764	89,925
Total current assets	873,478	931,549
Property and equipment, net	253,976	253,668
Goodwill	592,074	575,992
Intangible assets, net	216,292	220,418
Operating lease right-of-use assets	60,931	58,641
Other long-term assets	74,717	74,717
Total assets	$2,071,468	$2,114,985
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$81,824	$83,218
Accrued compensation	51,461	111,261
Deferred revenue - current	134,640	137,818
Operating lease liabilities - current	13,265	13,137
Other taxes payable	57,600	59,109
Other current liabilities	51,154	40,671
Total current liabilities	389,944	445,214
Deferred income taxes	11,583	14,249
Income taxes payable - non-current	54,195	54,195
Deferred revenue - non-current	35,766	32,822
Operating lease liabilities - non-current	32,584	30,468
Debt, non-current	325,000	300,000
Other long-term liabilities	14,958	14,340
Total liabilities	864,030	891,288
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,876,464 shares and 132,293,898 shares issued and outstanding, respectively	1,319	1,323
Additional paid-in capital	1,152,349	1,129,647
Retained earnings	76,264	112,858
Accumulated other comprehensive loss	(22,494)	(20,131)
Total stockholders’ equity	1,207,438	1,223,697
Total liabilities and stockholders' equity	$2,071,468	$2,114,985
1

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net sales:
Product	$343,685	$295,092
Software maintenance	41,571	40,090
Total net sales	385,256	335,182

Cost of sales:
Product	115,024	91,657
Software maintenance	4,203	3,757
Total cost of sales	119,227	95,414
Gross profit	266,029	239,768

Operating expenses:
Sales and marketing	120,157	116,783
Research and development	82,161	80,086
General and administrative	33,179	33,358
Total operating expenses	235,497	230,227
Operating income	30,532	9,541
Other income (expense)	33	(5,070)
Income before income taxes	30,565	4,471
Provision (benefit) for income taxes	5,329	(24)
Net income	$25,236	$4,495

Basic earnings per share	$0.19	0.03

Weighted average shares outstanding - basic	132,105	131,483

Diluted earnings per share	$0.19	$0.03

Weighted average shares outstanding - diluted	133,175	132,717

Dividends declared per share	$0.28	$0.27
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income	$25,236	$4,495
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(3,805)	(7,195)
Unrealized loss on securities available-for-sale	—	(88)
Unrealized gain on derivative instruments	1,867	11,981
Other comprehensive (loss) income, before tax	(1,938)	4,698
Tax expense related to items of other comprehensive income	425	2,760
Other comprehensive (loss) income, net of tax	(2,363)	1,938
Comprehensive income	$22,873	$6,433

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities:
Net income	$25,236	$4,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,566	23,872
Stock-based compensation	20,128	17,189
(Gain) loss from equity-method investees	(602)	4,173
Deferred income taxes	(3,615)	(3,746)
Changes in operating assets and liabilities, net of acquisitions	(66,561)	(16,142)
Net cash (used in) provided by operating activities	(3,848)	29,841

Cash flow from investing activities:
Acquisitions, net of cash received	(17,510)	—
Capital expenditures	(10,182)	(8,488)
Capitalization of internally developed software	(187)	(226)
Additions to other intangibles	(1,274)	(1,018)
Payments to acquire equity-method investments	—	(11,539)
Sales and maturities of short-term investments	—	27,664
Net cash (used in) provided by investing activities	(29,153)	6,393

Cash flow from financing activities:
Proceeds from revolving line of credit	25,000	—
Payments on term loan	—	(1,250)
Proceeds from issuance of common stock	9,244	8,565
Repurchase of common stock	(31,455)	—
Dividends paid	(36,976)	(35,533)
Net cash used in financing activities	(34,187)	(28,218)

Effect of exchange rate changes on cash	(1,035)	(1,536)

Net change in cash and cash equivalents	(68,223)	6,480
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$142,883	$266,712

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	March 31, 2022
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2021	132,293,898	$1,323	$1,129,647	$112,858	$(20,131)	$1,223,697
Net income	—	—	—	25,236	—	25,236
Other comprehensive loss, net of tax	—	—	—	—	(2,363)	(2,363)
Issuance of common stock under employee plans	354,618	4	9,240	—	—	9,244
Stock-based compensation	—	—	20,055	—	—	20,055
Repurchase of common stock	(772,052)	(8)	(6,593)	(24,854)	—	(31,455)
Dividends paid (1)	—	—	—	(36,976)	—	(36,976)
Balance at March 31, 2022	131,876,464	$1,319	$1,152,349	$76,264	$(22,494)	$1,207,438

	March 31, 2021
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	$1,312	$1,033,284	$211,101	$(20,826)	$1,224,871
Net income	—	—	—	4,495	—	4,495
Other comprehensive income, net of tax	—	—	—	—	1,938	1,938
Issuance of common stock under employee plans	360,421	4	8,561	—	—	8,565
Stock-based compensation	—	—	17,173	—	—	17,173
Dividends paid (1)	—	—	—	(35,533)	—	(35,533)
Balance at March 31, 2021	131,607,036	$1,316	$1,059,018	$180,063	$(18,888)	$1,221,509

(1) Cash dividends declared per share of common stock were $0.28 and $0.27 for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2022 (the "2021 Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2022 and December 31, 2021, the results of our operations and comprehensive income for the three months ended March 31, 2022 and 2021, the cash flows for the three months ended March 31, 2022 and 2021, and the statement of stockholders' equity for the three months ended March 31, 2022 and 2021. Our operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10 (“ASU 2021-10”), Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. We early adopted the standard on January 1, 2022. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements and related disclosures.

Summary of Significant Accounting Policies

There were no material changes to our significant accounting policies during the three months ended March 31, 2022 compared to the significant accounting policies described in our 2021 Form 10-K.

Other (Expense) Income

Other (expense) income, net consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2022	2021
Interest income	$46	$161
Interest expense	(1,292)	(704)
Gain (loss) from equity-method investments	602	(4,173)
Net foreign exchange loss	(1,166)	(559)
Other	1,843	205
Other (expense) income, net	$33	$(5,070)

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of March 31, 2022	As of December 31,
	(unaudited)	2021
Income taxes payable - current	$19,925	$14,457
Hedge payable - current	7,759	7,091
Other	23,470	19,123
Total	$51,154	$40,671

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	(In thousands)
	(Unaudited)
	2022	2021
Weighted average shares outstanding-basic	132,105	131,483
Plus: Common share equivalents
RSUs	1,070	1,234
Weighted average shares outstanding-diluted	133,175	132,717

Shares issuable upon vesting of RSU awards for the three months ended March 31, 2022 and 2021 of 442,000 shares and 567,000 shares, respectively, were excluded in the computations of diluted EPS because the effect of including the RSU awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time), geographic region based on the billing location of the customer, and customer industry grouping.

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Three Months Ended March 31,
		(Unaudited)
	2022			2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$132,988	$26,222	$159,210	$104,586	$22,147	$126,733
EMEA	79,241	21,129	100,370	64,237	21,285	85,522
APAC	114,995	10,681	125,676	112,630	10,297	122,927
Total net sales(1)	$327,224	$58,032	$385,256	$281,453	$53,729	$335,182
(1): Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

The industry grouping used to disaggregate net sales is determined at the customer account level. Accounts assigned to one of our three industry-specific groupings are either designated as Semiconductor and Electronics, Transportation, or Aerospace, Defense, and Government ("ADG"). We are able to leverage the investments in these areas to also serve a broad base of diverse customers in the other industries we serve, which are included in our Portfolio grouping.

	Three Months Ended March 31,
(In thousands)	(Unaudited)
Industry Grouping	2022	2021
Portfolio	$126,582	$112,352
Semiconductor & Electronics	103,012	98,930
Aerospace, Defense & Government	92,672	76,269
Transportation	62,990	47,631
Total net sales	$385,256	$335,182

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

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2022 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2021	$170,640
Deferral of revenue billed in current period, net of recognition	52,457
Recognition of revenue deferred in prior periods	(50,515)
Foreign currency translation impact	(2,175)
Balance as of March 31, 2022 (unaudited)	$170,407

For the three months ended March 31, 2022, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2022 and December 31, 2021, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $66.4 million as of March 31, 2022. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances and primarily relates to multi-year payments for hardware service and software service offerings. As of March 31, 2022, we expect to recognize approximately 38% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 36% during 2023, and 26% thereafter.

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

Note 3 – Investments

Equity-Method Investments

The carrying value of our equity method investments was $32 million and $32 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, net sales to our equity-method investees were approximately $1.5 million and $0.3 million, respectively and purchases from our equity-method investees were not material.

We recorded a $3.5 million impairment loss related to an equity-method investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments and related impairment charges are included within "Other (expense) income". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three months ended March 31, 2022 and 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$2,042	$2,042	$—	$—

Other assets:
Derivatives	14,852	—	14,852
Total Assets	$16,894	$2,042	$14,852	$—

Liabilities
Derivatives	$(10,118)	$—	$(10,118)	$—
Total Liabilities	$(10,118)	$—	$(10,118)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$101,290	$101,290	$—	$—

Other assets:
Derivatives	12,407	—	12,407	—
Total Assets	$113,697	$101,290	$12,407	$—

Liabilities
Derivatives	$(9,468)	$—	$(9,468)	$—
Total Liabilities	$(9,468)	$—	$(9,468)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2022. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2022.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 59% and 62% of our net sales during the three months ended March 31, 2022 and 2021, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2022	As of December 31,
	(Unaudited)	2021
Chinese yuan	$87,871	$99,066
Euro	121,396	145,351
Japanese yen	33,460	43,128
Hungarian forint	46,749	54,939
British pound	23,981	25,947
Malaysian ringgit	24,161	29,624
Korean won	10,923	21,180
Total forward contracts notional amount	$348,541	$419,235

The contracts in the foregoing table had contractual maturities of 21 months or less and 24 months or less at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, we expect to reclassify $8.1 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.9 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred and $1.4 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2022. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of March 31, 2022 and December 31, 2021, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $102 million and $94 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

	Asset Derivatives
		March 31, 2022	December 31, 2021
		(Unaudited)

(In thousands)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$11,386	$8,993
Foreign exchange contracts - LT forwards	Other long-term assets	2,449	2,908
Total derivatives designated as hedging instruments		$13,835	$11,901

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,017	$506
Total derivatives not designated as hedging instruments		$1,017	$506

Total derivatives		$14,852	$12,407

	Liability Derivatives
		March 31, 2022	December 31, 2021
		(Unaudited)
(In thousands)	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(6,514)	$(6,425)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,354)	(2,377)
Total derivatives designated as hedging instruments		$(8,868)	$(8,802)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,250)	$(666)
Total derivatives not designated as hedging instruments		$(1,250)	$(666)

Total derivatives		$(10,118)	$(9,468)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three-months ended March 31, 2022 and 2021, respectively:

March 31, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$1,884	Net sales	$1,739

Foreign exchange contracts - forwards	(21)	Cost of sales	(327)

Foreign exchange contracts - forwards	4	Operating expenses	(239)
Total	$1,867		$1,173

March 31, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$16,286	Net sales	$(2,026)

Foreign exchange contracts - forwards	(2,529)	Cost of sales	(21)

Foreign exchange contracts - forwards	(1,776)	Operating expenses	(9)
Total	$11,981		$(2,056)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2022	March 31, 2021
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other (expense) income	$(803)	(1,601)
Total		$(803)	$(1,601)

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2022	December 31,
(In thousands)	(Unaudited)	2021

Raw materials	$196,514	$181,676
Work-in-process	16,247	14,573
Finished goods	95,131	92,994
Total	$307,892	$289,243

Note 7 – Intangible assets and goodwill, net

Intangible assets at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(In thousands)	(Unaudited)			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$44,554	$(37,262)	$7,292	$45,671	$(36,457)	$9,214
Acquired technology	151,531	(39,788)	111,743	148,155	(34,264)	113,891
Customer relationships	96,966	(21,606)	75,360	93,931	(19,717)	74,214
Patents	36,498	(29,879)	6,619	36,217	(29,316)	6,901
Other	33,986	(18,708)	15,278	32,962	(16,764)	16,198
Total	$363,535	$(147,243)	$216,292	$356,936	$(136,518)	$220,418

Software development costs capitalized for the three months ended March 31, 2022 and 2021 were $0.2 million and $0.3 million, respectively, and related amortization expenses for the three months ended March 31, 2022 and 2021 were $2.0 million and $7 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $12.4 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively.

Goodwill

The carrying amount of goodwill as of March 31, 2022 was as follows:

Amount
(In thousands)
Balance as of December 31, 2021	$575,992
Acquisitions	13,516
Measurement period adjustment	5,085
Foreign currency translation impact	(2,519)
Balance as of March 31, 2022 (unaudited)	$592,074

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

 No impairment of goodwill was identified during the three months ended March 31, 2022 or the twelve months ended December 31, 2021.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 92 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

(In thousands)	March 31, 2022	March 31, 2021
Operating Lease Cost (1)	$5,417	$5,330
(1) includes variable and short-term lease costs

Maturities of lease liabilities as of March 31, 2022 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2022 (Excluding the three months ended March 31, 2022)	$11,496
2023	11,776
2024	9,973
2025	7,069
2026	6,193
Thereafter	2,921
Total future minimum lease payments	49,428
Less imputed interest	(3,579)
Total lease liabilities	$45,849

As of March 31, 2022, we have additional operating leases that have not commenced during the period, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $84 million at March 31, 2022 and December 31, 2021. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.1 million and $9.4 million of gross unrecognized tax benefits at March 31, 2022 and December 31, 2021, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $779,000 for the three months ended March 31, 2022, as a result of the tax positions taken during this period. As of March 31, 2022, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to positions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended March 31, 2022, we recognized interest expense related to uncertain tax positions of approximately $26,000. As of March 31, 2022, we had approximately $0.3 million accrued for interest related to uncertain tax positions. The tax years 2015 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 17% and (1)% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of deduction for foreign-derived intangible income, an enhanced deduction for certain research and development expenses and the research and development tax credit, offset by the change in unrecognized tax benefits, nondeductible officer compensation, state income taxes net of federal benefit and U.S. tax on global intangible low-taxed income. For the three months ended March 31, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of excess tax benefits from share-based compensation and other discrete items, an enhanced deduction for certain research and development expenses, the research and development tax credit, and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, state income taxes net of federal benefit and nondeductible officer compensation.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $2.0 million and $0.2 million for the three months ended March 31, 2022, and March 31, 2021, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2022, and March 31, 2021 were approximately $0.6 million and $0.1 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2022 and March 31, 2021 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the three months ended March 31, 2022 and 2021, consisted of the following:

	March 31, 2022
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2021	$(23,179)	$—	3,048	$(20,131)
Current-period other comprehensive (loss) income	(3,805)	—	3,040	(765)
Reclassified from accumulated OCI into income	—	—	(1,173)	(1,173)
Income tax (benefit) expense	—	—	425	425
Balance as of March 31, 2022	$(26,984)	$—	$4,490	$(22,494)

	March 31, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(7,195)	(88)	9,925	2,642
Reclassified from accumulated OCI into income	—	—	2,056	2,056
Income tax (benefit) expense	—	(2)	2,762	2,760
Balance as of March 31, 2021	$(17,261)	$(512)	$(1,115)	$(18,888)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Compensation Plan

Our stockholders approved our 2005 Incentive Plan (the “2005 Plan”) on May 10, 2005. At the time of approval, 4,050,000 shares of our common stock were reserved for issuance under the 2005 Plan, as well as the number of shares which had been reserved but not issued under our 1994 Incentive Stock Options Plan (the “1994 Plan”), which terminated in May 2005, and any shares that returned to the 1994 Plan as a result of termination of options or repurchase of shares issued under such plan. The 2005 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to directors, executive officers and employees of the Company and its subsidiaries. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2005 Plan terminated on May 11, 2010, except with respect to outstanding awards previously granted thereunder. There were 3,362,304 shares of common stock that were reserved but not issued under the 2005 Plan as of May 11, 2010.

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

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 1994 Plan, 2005 Plan, 2010 Plan, and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 1,637,992 shares available for grant under the 2020 Plan at March 31, 2022.

Performance-based stock units

During the three months ended March 31, 2022 and 2021, we granted 164,843 and 130,006 performance-based restricted stock units ("PRSUs"), respectively, to executive officers pursuant to the 2020 Plan and 2015 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the three months ended March 31, 2022, the three-year performance period commenced on January 1, 2022, and will end on December 31, 2024, and for the PRSUs granted during the three months ended March 31, 2021, the three-year performance commenced on January 1, 2021 and will end on December 31, 2023, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

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

	Three Months Ended
	(unaudited)
	March 31, 2022	March 31, 2021
Number of simulations	100,000	100,000
Expected volatility	37.81%	40.60%
Expected life in years	2.95 years	2.95 years
Risk-free interest rate	1.33%	0.21%
Dividend yield	2.52%	2.66%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $59.65 per share and $66.97 per share in 2022 and 2021, respectively.

Employee stock purchase plan

Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 14, 2019, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At March 31, 2022, we had 1,797,679 shares of common stock reserved for future issuance under the ESPP. We issued 263,842 shares under this plan in the three months ended March 31, 2022 and the weighted average purchase price of the shares issued was $35.04 per share. During the three months ended March 31, 2022, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock. On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of preferred stock issued and outstanding at March 31, 2022.

Stock repurchases and retirements

On April 21, 2010, our Board of Directors authorized a program to repurchase of shares of our common stock from time to time, depending on market conditions and other factors (the “2019 Program”). The Board has amended the 2019 Program several times over the years to increase the number of shares that may be purchased under the program. On October 23, 2019, our Board amended the 2019 Program to increase the number of shares that may be repurchased by 3,000,000 shares.

On January 19, 2022, our Board of Directors approved a new stock repurchase plan for up to $250 million of our common stock, effective immediately (the "2022 Program"). This new repurchase program is in addition to the existing 2019 Program. Under the 2022 Program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the other terms of the repurchase will depend on a variety of factors, including legal requirements, economic and market conditions, and other investment opportunities. The 2022 Program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

At March 31, 2022, there were 0 shares remaining available for repurchase under the 2019 Program and there was $230 million available for repurchase under the 2022 Program. We repurchased 772,052 shares of our common stock at a weighted average price per share of $40.74 during the three-months ended March 31, 2022 under the 2019 Program and 2022 Program. We did not repurchase any shares of our common stock during the three-months ended March 31, 2021 under the 2019 Program.

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

We sell our products in three geographic regions which consist of: the Americas; Europe, Middle East and Africa region ("EMEA"); and Asia-Pacific region ("APAC"). Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 –Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

The following table present summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended March 31, 2022	$152	55	178	$385
Three months ended March 31, 2021	$120	54	161	$335
(1): Includes Mainland China and the Hong Kong Special Administrative Region

The following table presents summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. Long-lived assets consist of property, plant, and equipment and operating lease right-of-use assets and excludes intangible assets.

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
March 31, 2022	$126	52	77	60	$315
December 31, 2021	$125	51	76	60	$312

Note 13 - Debt

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

The Credit Agreement provides for a secured revolving loan facility in an aggregate principal amount of up to $500 million at any time outstanding with sublimit of $25 million for the issuance of letters of credit. Subject to the terms of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request term loans or additional revolving commitments. Pursuant the Credit Agreement, the revolving line of credit terminates, and all revolving loans under the Credit Agreement will be due and payable, on June 18, 2026.

The revolving loans and term loans accrue interest, at our option, at: (i) a base rate equal to the highest of (a) the prime rate (b) the federal funds rate plus 0.50%, and (c) LIBOR for an interest period of one month plus 1.00%, in each case, plus a margin of 0.25% to 0.75%; or (ii) LIBOR plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum total leverage ratio of less than or equal to 3.50 to 1.00 which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

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

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of March 31, 2022, and December 31, 2021, respectively (in thousands):

	March 31,	December 31,
	2022	2021
Secured
2021 revolving loan facility (effective interest rate of 1.4%)	325,000	300,000

Total Debt, non-current	$325,000	$300,000

As of March 31, 2022, debt issuance costs of approximately $2.4 million attributable to our revolving credit facility are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving line of credit.

Note 14 – Commitments and contingencies

We offer a one-year limited warranty on most hardware products which is included in the terms of sale of such products. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period. Provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the standard warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2022	2021
Balance at the beginning of the period	$3,210	$2,872
Accruals for warranties issued during the period	641	681
Accruals related to pre-existing warranties	83	130
Settlements made (in cash or in kind) during the period	(584)	(803)
Balance at the end of the period	$3,350	$2,880

In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for customized inventory and inventory components ("unconditional purchase obligations"). The majority of our unconditional purchase obligations relate to amounts due within the next 12 months. As of March 31, 2022, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $17.7 million. Our unconditional purchase obligations primarily consist of payments to various suppliers for customized inventory components. As of March 31, 2022, our outstanding guarantees for payment of customs and foreign grants were not material.

Note 15 – Restructuring

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

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2022	2021
Cost of sales	$—	$75
Research and development	400	155
Sales and marketing	—	4,086
General and administrative	—	1,959
Total restructuring and other related costs	$400	$6,275

Total restructuring and other charges incurred during the three months ended March 31, 2022 related to the 2021 Plan were $0.4 million primarily related to employee severance costs. A summary of balance sheet activity during 2022 related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2021	$11,520
Income statement expense	400
Cash payments	(2,107)
Balance as of March 31, 2022	$9,813

The restructuring  liability of  $9.8 million  at  March 31, 2022 relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Acquisitions

Acquisition of Electronic Vehicle (“EV”) Business From Heinzinger Electronic GmbH ("Heinzinger")

On February 28, 2022, we completed the acquisition of the systems business of Heinzinger for $22.5 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Heinzinger have been recorded at their respective fair values as of the acquisition date. We recognized approximately $14 million of goodwill and $7 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

The preliminary purchase price allocation related to the acquisition was not finalized as of March 31, 2022, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. Goodwill is not deductible for tax purposes.

Acquisition of N H Research, LLC ("NHR")

On October 19, 2021, we completed the acquisition of NHR, a manufacturer of test and measurement solutions for high power applications including EV and batteries. As a result of acquiring 100% of the outstanding share capital of NHR, NHR became our wholly owned subsidiary. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of NHR have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

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

During the first quarter of 2022, we recorded a measurement period adjustment to our preliminary estimate of the fair value of liabilities assumed related to amounts owed for certain pre-acquisition activities. The increase to the fair value of acquired liabilities was $5.1 million, with a corresponding increase to goodwill. The change to this provisional amount had no impact to the current period income statement.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of NHR (in thousands):

October 19, 2021
Consideration Transferred	$206,238

Cash	2,935
Accounts receivable, net	3,902
Inventories, net	4,764
Property and equipment, net	287
Other assets and liabilities	(4,621)
Intangible assets	98,510
Goodwill	102,932
Accounts payable and accrued expenses	(2,186)
Deferred revenue	(285)
Net assets acquired	$206,238

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of the purchase price that are not yet finalized relate to income taxes, certain liabilities related to preacquisition activities, and residual goodwill.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the NHR acquisition had occurred on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets and an increase in interest expense related to the additional borrowings entered into in connection with the acquisition, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2020, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three months ended March 31, 2021, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

Three Months Ended March 31,
(in thousands)	2021
Net sales	$342,935
Net income	$3,884

Other Acquisitions

During the second quarter of 2021, we also completed the acquisition of MonoDrive, a software company that specializes in signal processing and hi-fi simulation software for validation of autonomous vehicles and advanced driver assistance systems (ADAS), for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented.

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

Note 18 – Subsequent events

On April 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on May 31, 2022, to stockholders of record on May 9, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, plans, investments, expected effects of investments, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “could,” “can,” “will,” “project,” “predict,” “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to," “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,” “commitments,” "strategy" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and the condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q.

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

•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 62% of our net sales during the three months ended March 31, 2022 and 2021, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Our backlog was approximately $210 million and $154 million at March 31, 2022 and December 31, 2021, respectively, primarily driven by strong order growth during the year and longer lead times for certain components. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Current business outlook

We are continuing to experience strong demand from our customers across the geographic regions and end markets that we serve, with the value of total orders during the first quarter of 2022 increasing by approximately 27% compared to the same period in 2021. Although the strength and duration of the recent trends will vary by region and offering, we remain optimistic about opportunities for additional order growth expected in 2022. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, advanced driver assistance systems (“ADAS") and new space innovation.

We continue to experience component shortages for some of our products as well as higher costs to obtain a consistent supply of certain components due to global supply chain constraints. The duration of these supply chain challenges remains uncertain. Additionally, strong demand and a strategic shift to longer lead times to fulfill orders for certain offerings has continued to shift the timing of revenue recognition into future periods and increased backlog. We have also recently experienced further delays in the fulfillment of orders in China due to additional COVID-19 lockdown protocols. During the remainder of 2022, we also expect operating costs to increase due to wage inflation and increased travel. While we expect to continue to experience some challenges related to these supply chain constraints as the global supply chain continues to adjust to the significant increases in demand, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on application-specific system offerings.

Revenue from software and related services as a percentage of total revenue during the first quarter of 2022 remained consistent with 2021, at approximately 20% of our total revenue. During the first quarter of 2022 we also undertook actions to accelerate our transition to a predominantly subscription-based licensing model for the majority of our software offerings. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we expect some initial headwinds to our net sales and operating profitability during the transition period. However, we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets. We currently estimate the impact of our subscription licensing transition will decrease total revenue by 2% during 2022.

As part of our efforts to streamline the process of doing business with NI, we have increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended March 31, 2022, orders from our Focus accounts and Broad-based accounts increased by 28% and 25%, respectively, compared to the same period in 2021.

We also continue to focus on scale and efficiency when engaging with our Broad-based customers. Our focus to streamline the process of doing business with NI means effectively scaling our operations while also improving the experience for the large number of smaller accounts. We are making additional investments in ni.com for a better digital experience and expect to continue to expand customer reach through our distributor channel during 2022 and beyond. We are also simplifying our product offerings for the Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended March 31, 2022, indirect sales through our distributor channels increased to represent about 13% of our total sales, compared to 5% in the same period of 2021. As of March 31, 2022, our distributors were not carrying significant amounts of our products in inventory and were not eligible for any variable adjustments related to their previous purchases. For the three months ended March 31, 2022 no single distributor or end customer accounted for more than 2% of our total net sales.

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

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates since the 2021 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2022	2021
Net sales:
Americas	41.3%	37.8%
EMEA	26.1	25.5
APAC	32.6	36.7
Total net sales	100.0	100.0
Cost of sales	30.9	28.5
Gross profit	69.1	71.5
Operating expenses:
Sales and marketing	31.2	34.8
Research and development	21.3	23.9
General and administrative	8.6	10.0
Total operating expenses	61.1	68.7
Operating income	7.9	2.8
Other (expense) income:	—	(1.5)
Income before income taxes	7.9	1.3
(Benefit) Provision for income taxes	1.4	—
Net income	6.6%	1.3%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2022 and 2021

Net Sales.  The following table sets forth our net sales for the three months ended March 31, 2022 and 2021 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2022	2021	Dollars	Percentage

Product sales	$343.7	$295.1	48.6	16%
Software maintenance sales	41.6	40.1	1.5	4%
Total net sales	$385.3	$335.2	50.1	15%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three months ended March 31, 2022 increased 15 percent compared to the same period in 2021.

•The increase in product sales was primarily attributable to strong demand for our system-level offerings, particularly our ADG and transportation solutions (See Note 2 - Revenue for additional information on revenue by industry grouping). Geographically, we saw strong growth in the Americas region, which was partially driven by revenue from acquisitions completed within the last 12 months, which increased our total revenue by approximately 3% compared to same period in 2021. The impact of recent pricing changes also increased our total revenue by approximately 4% compared to the same period in 2021.

•The increase in software maintenance sales was primarily related to additional billings from annual renewals of software maintenance programs, including enterprise-wide subscription licensing agreements.

Net Sales by Region

The following table sets forth our net sales by geographic region for the three months ended March 31, 2022 and 2021 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2022	2021	Dollars	Percentage

Americas	$159.2	$126.7	32.5	26%
Percentage of total net sales	41.3%	37.8%

EMEA	$100.4	$85.5	14.8	17%
Percentage of total net sales	26.1%	25.5%

APAC	$125.7	$122.9	2.7	2%
Percentage of total net sales	32.6%	36.7%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international operations by increasing our presence in existing markets, adding a presence in certain new geographical markets and continuing to increase the use of distributors to sell our products in some countries.

 Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three months ended March 31, 2021). The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three months ended March 31, 2022.

	Three Months Ended March 31, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended March 31, 2022
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$126.7	32.7	25.8%	(0.3)	(0.2)%	$159.2
EMEA	$85.5	18.4	21.5%	(3.5)	(4.1)%	$100.4
APAC	$122.9	4.1	3.3%	(1.4)	(1.1)%	$125.7
Total net sales	$335.2	55.2	16.5%	(5.1)	(1.5)%	$385.3
  Figures may not sum due to rounding.

We use a foreign currency cash flow hedging program to help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2022 and 2021, these hedges had the effect of increasing our net sales by $1.7 million and decreasing our net sales by $2.0 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2022 and 2021).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors as described in the table below. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2022 and 2021 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2022	2021

Gross Profit	$266.0	$239.8
% change compared with prior period	11.0%
Gross Profit as a percentage of net sales	69.1%	71.5%

The decrease in gross profit as a percentage of net sales was primarily related to the following:

Three Months Ended
(Unaudited)
March 31, 2021	71.5%
Impact of increases in component costs	(4.0)%
Impact of increases in our selling price	1.0%
Impact of increases in outbound freight and other logistics costs	(1.0)%
Impact of changes related to recently acquired/divested businesses	(0.2)%
Impact of amortization of acquired intangibles and other purchase accounting adjustments	0.3%
Impact of decrease in amortization of previously capitalized software development costs	1.5%
March 31, 2022	69.1%

Operating Expenses. The following table sets forth our operating expenses for the three months ended March 31, 2022 and 2021 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2022	2021	Change

Sales and marketing	$120,157	$116,783	3%
Percentage of total net sales	31%	35%

Research and development	$82,161	$80,086	3%
Percentage of total net sales	21%	24%

General and administrative	$33,179	$33,358	(1)%
Percentage of total net sales	9%	10%

Total operating expenses	$235,497	$230,227	2%
Percentage of total net sales	61%	69%

The year over year increase in our total operating expenses of $5 million during the three months ending March 31, 2022 was primarily related to the following:

•a $7 million increase in personnel costs, primarily attributable to an increase in commissions, salaries, benefits and other personnel expenses as well as an increase in additional stock-based compensation expense (due to comparatively higher stock prices on the grant date of unvested RSU awards and an increase in the number of RSU awards granted), partially offset by a decrease in our variable compensation programs;
•a $5 million increase attributable to higher acquisition-related operating costs and amortization of acquisition-related intangibles, primarily related to our recently acquired NHR business, partially offset by lower transaction and integration costs;
•a $(1) million decrease in travel and other outside services due to less spend on marketing and advertising offset by an increase in travel during the period due to the loosening of COVID-19 restrictions; and
•a $(6) million decrease related to accruals for restructuring-related severance activity.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended March 31, 2022 were additional costs associated with salaries and commissions, an increase in the amortization of acquired intangibles, and an increase in stock based compensation which were partially offset by lower severance-related costs, variable compensation programs and lower marketing and advertising expenses, compared to the same period in 2021.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended March 31, 2022 were additional costs for salaries, benefits, outside services, and stock-based compensation, which were partially offset by a decrease in accruals associated with our variable compensation programs, compared to the same period in 2021.

General and administrative

The primary drivers of the decrease in general and administrative expenses for the three months ended March 31, 2022 were a decrease in acquisition expenses and severance costs partially offset by an increase in salary and benefits, outside service costs and stock-based compensation.

Operating Income.  For the three months ended March 31, 2022 and 2021, operating income was $31 million and $10 million, respectively, an increase of 220%. As a percentage of net sales, operating income was 7.9% and 2.8% for the three months ended March 31, 2022 and 2021, respectively. The increase in operating income in absolute dollars for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributable to the increases in revenue partially offset by the increases in cost of sales and operating expenses described above.

Other (Expense) Income.

•Interest Income. For the three months ended March 31, 2022 and 2021, interest income was less than $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2022, the Federal Reserve raised the federal funds rate target by 25 basis points to a range of 0.25 to 0.50% and signaled the possibility of additional increases in 2022.

•Interest Expense. For the three months ended March 31, 2022 and 2021, interest expense was approximately $1.3 million, and $0.7 million, respectively. These interest charges are due to interest on outstanding borrowings, commitment fees and amortization of deferred costs related to our Credit Agreement. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of our Credit Agreement and related borrowings.

•Gain/Loss From Equity-Method Investments. For the three months ended March 31, 2022 and 2021, gain from equity-method investments was approximately $0.6 million and loss from equity-method investments was approximately $4.2 million, respectively. The increase was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/(Loss). For the three months ended March 31, 2022 and 2021, net foreign exchange loss was $(1.2) million and $(0.6) million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary assets and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period. See "Results of Operations - Net Sales" above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three months ended March 31, 2022.

•Other Income. For the three months ended March 31, 2022 and 2021, other income also increased by $1.3 million, primarily related to proceeds received from resolution of claims related to a previous acquisition after the measurement period was finalized.

Provision for Income Taxes.    For the three months ended March 31, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 17% and (1)%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended March 31,
(Unaudited)
Effective tax rate at March 31, 2021	(1)%
Foreign-derived intangible income deduction	(5)
Global intangible low-taxed income inclusion ("GILTI")	(2)
Enhanced deduction for certain research and development expenses	(1)
Change in unrecognized tax benefits	1
Research and development tax credits	2
Foreign taxes greater (less) than federal statutory rate	2
Employee share-based compensation and other discrete items	21
Effective tax rate at March 31, 2022	17%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below (in thousands).

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2022	2021
Stock-based compensation
Cost of sales	$1,222	$1,113
Sales and marketing	7,089	5,696
Research and development	6,088	5,714
General and administrative	5,729	4,666
Provision for income taxes	(2,655)	(3,324)
Total	$17,473	$13,865

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2022	2021
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$371	$813
Cost of sales	3,803	4,272
Sales and marketing	6,139	2,171
Research and development	(320)	—
Other (expense) income	516	394
Provision for income taxes	(1,355)	(975)
Total	$9,154	$6,675

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2022	2021
Acquisition-related transaction and integration costs, restructuring charges, and other
Cost of sales	$785	$75
Sales and marketing	307	4,648
Research and development	614	488
General and administrative	1,771	5,666
Other (expense) income	(1,866)	3,725
Provision for income taxes	(658)	(2,883)
Total	$953	$11,719

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2022	2021
Capitalization and amortization of internally developed software costs
Cost of sales	$2,033	$6,874
Research and development	(187)	(226)
Provision for income taxes	(407)	(1,396)
Total	$1,439	$5,252

Liquidity and Capital Resources

Overview

At March 31, 2022, we had $143 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents as of March 31, 2022 (in millions):

(in millions)	Domestic	International	Total
Cash and cash equivalents	$29.8	$113.0	$142.9
	21%	79%
Total cash and cash equivalents	$29.8	$113.0	$142.9
	21%	79%
Figures may not sum due to rounding.

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2022	December 31,	Increase/
(In thousands)	(unaudited)	2021	(Decrease)

Working capital	$483,534	$486,335	$(2,801)
Cash and cash equivalents (1)	142,883	211,106	(68,223)
Short-term investments (1)	—	—	—
Total cash, cash equivalents and short-term investments	$142,883	$211,106	$(68,223)

(1) Included in working capital

Our principal sources of liquidity include existing cash, cash equivalents, cash generated from the sale and maturity of marketable securities, balances and available borrowings under our Credit Facility, cash flows generated from our operations, and cash generated from purchases of common stock through our employee stock purchase plan. The primary drivers of the net increase in working capital between December 31, 2021 and March 31, 2022 were:

◦Cash and cash equivalents decreased by $68 million. Additional analysis of the changes in our cash flows for the three months ended March 31, 2022 is discussed below;

◦Accounts receivable decreased by $28 million. Days sales outstanding increased to 59 days at March 31, 2022, compared to 58 days at December 31, 2021. The decrease in accounts receivable is primarily related to quarterly fluctuations in our net sales.

◦Inventory increased by $19 million. Inventory turns were 1.6 at March 31, 2022 compared to 1.5 at December 31, 2021. The increase in inventory was primarily attributable to additional purchases of raw materials to support forecasted demand and timing differences related to delayed fulfillment of certain orders related to supply chain constraints.

◦Prepaid expenses and other current assets increased by $20 million primarily due to related timing of prepaid insurance, other prepaid renewals, changes in the fair value of our foreign currency forward contracts, changes in sales and VAT taxes and prepayment of freight costs.

◦Accrued compensation decreased by $60 million attributable to annual payments under our variable compensation programs related to 2021 attainment, partially offset by accruals related to expected payouts under our 2022 variable compensation programs.

◦Deferred revenue, current decreased by $3 million primarily related changes in foreign currency exchange rates and recognition of point-in-time deferrals during the first quarter of 2022, partially offset by additional software-related deferrals.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2022	2021
Cash (used by) provided by operating activities	$(3,848)	$29,841
Cash (used by) provided by investing activities	(29,153)	6,393
Cash used in financing activities	(34,187)	(28,218)
Effect of exchange rate changes on cash	(1,035)	(1,536)
Net change in cash and cash equivalents	(68,223)	6,480
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$142,883	$266,712

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the three months ended March 31, 2022 decreased by $34 million compared to the same period in 2021. This decrease was primarily due to a $50 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by a $16 million increase in net income excluding the effect of non-cash items including stock-based compensation, depreciation and amortization, gain on sale of business/assets, loss from equity-method investments and deferred tax benefits.

•The aggregate of changes in accounts receivable, inventory and accounts payable provided net cash of $1 million during the three months ended March 31, 2022 compared to net cash provided of $21 million in the comparable period in 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

◦The changes in accrued compensation used cash of $58 million during the three months ended March 31, 2022 compared to net cash used of $26 million during the three months ended March 31, 2021. The year over year change is primarily related to an increase in payments under our variable pay programs due to 2021 attainment partially offset by lower severance payments.

◦The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities used net operating cash of $10 million during the three months ended March 31, 2022 compared to net cash used of $11 million in the comparable period in 2021. The year over year change is primarily related to timing and amount of payments for prepaid goods and services, federal income taxes, payroll taxes, and other indirect taxes.

Investing Activities

Cash used by investing activities for the three months ended March 31, 2022 increased by $36 million compared to the same period in 2021, primarily related to the following:

•$28 million decrease in cash inflows related to the net sale of short-term investments. We did not buy or sell short-term investments during the period.
•$6 million increase in cash outflows related to acquisitions and equity-method investments
•$2 million increase in cash outflows related to capital expenditures for long-lived assets.

Financing Activities

Cash used in financing activities increased by $6 million for the three months ended March 31, 2022 compared to the same period in 2021. This was primarily related to an increase of $31 million in cash outflows related to repurchases of our common stock during 2021, partially offset by $25 million in additional borrowings on our revolving credit agreement. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of  the Form 10-K. At March 31, 2022, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2021 Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of March 31, 2021.

Credit Agreement. On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. As of March 31, 2022, we had $174 million in available borrowing capacity under the Credit Agreement. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. Certain of our future material domestic subsidiaries are required to guaranty our obligations under the Credit Agreement. (See Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our Credit Agreement).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At March 31, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs.    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the purchase of common stock through our employee stock purchase plan and available borrowing under our Credit Agreement will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may also seek to pursue additional financing or to raise additional funds by seeking an additional increase in our secured revolving line of credit and/or term loan commitments under the Credit Agreement or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2021 Form 10-K and, except as noted below, there were no material changes during the three months ended March 31, 2022 to this information reported in our 2021 Form 10-K.

Interest Expense Risk

Our borrowings under our Credit Agreement bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by $3.3 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2022. However, there is no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2021 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our 2021 Form 10-K.

Uncertain Global Economic and Geopolitical Conditions, Including in China and other countries, Could Materially Adversely Affect Our Business and Results of Operations. Our operations and performance are sensitive to fluctuations in general economic and geopolitical conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China, or new or existing trade tensions with other countries, geopolitical instability, pandemics and other major public health issues including the COVID-19 pandemic, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. For example, in recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. or other governments could adversely affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. Protectionist and retaliatory trade measures by any of the United States, China or another country could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. In addition, the application of various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. The ongoing geopolitical tensions related to Russia’s invasion of the Ukraine and resulting sanctions imposed by the U.S. and other countries have impacted our shipments and ongoing services to customers with operations in Russia and Ukraine. During the first quarter of 2022, we suspended sales into Russia. Although our sales into Russia represented less than 1 percent of our total revenue in 2021, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following tables provide information as of March 31, 2022 with respect to the shares of our common stock that we repurchased under our stock repurchase programs during the first quarter of 2022.

2019 Stock Buyback Program

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1, 2022 to January 31, 2022	160,967	$40.91	160,967	109,478

February 1, 2022 to February 28, 2022	109,478	$41.35	109,478	—

March 1, 2022 to March 31, 2022	—	$—	—	—
Total	270,445	$41.10	270,445	—
(1) On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors. On October 23, 2019, our Board of Directors amended our stock repurchase program to increase the number of shares that may be repurchased by 3,000,000 shares. At March 31, 2022, there were 0 shares available for repurchase under our repurchase program. Such program does not have an expiration date.

2022 Stock Buyback Program

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares of common stock that may yet be purchased under the program

January 1, 2022 to January 31, 2022	—	$—	—	250,000,000

February 1, 2022 to February 28, 2022	337,541	$41.14	337,541	236,114,899

March 1, 2022 to March 31, 2022	164,066	$39.34	164,066	229,659,880
Total	501,607	$40.55	501,607	229,659,880
(1) On January 19, 2022, our Board of Directors approved a new stock repurchase plan for up to $250 million of our common stock, which is in addition to the existing program as described in the table above. The new stock repurchase plan does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(2)	Amended and Restated Bylaws of the Company, effective August 1, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed on February 20, 2014 (File No. 000-25426).
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2021 (File No. 000-25426).
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 29, 2022

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)