Form 10-Q
period 2022-06-30
NATIONAL INSTRUMENTS CORP
filed 2022-07-29
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2022
Common Stock, $0.01 par value	132,316,344

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Cash and cash equivalents	$110,873	$211,106
Accounts receivable, net	356,077	341,275
Inventories, net	343,627	289,243
Prepaid expenses and other current assets	122,361	89,925
Total current assets	932,938	931,549
Property and equipment, net	258,155	253,668
Goodwill	603,793	575,992
Intangible assets, net	237,059	220,418
Operating lease right-of-use assets	64,476	58,641
Other long-term assets	71,435	74,717
Total assets	$2,167,856	$2,114,985
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$91,227	$83,218
Accrued compensation	50,199	111,261
Deferred revenue - current	122,029	137,818
Operating lease liabilities - current	14,813	13,137
Other taxes payable	51,958	59,109
Other current liabilities	44,148	40,671
Total current liabilities	374,374	445,214
Deferred income taxes	16,575	14,249
Income tax payable - non-current	40,646	54,195
Deferred revenue - non-current	42,943	32,822
Operating lease liabilities - non-current	34,520	30,468
Debt, non-current	475,000	300,000
Other long-term liabilities	15,291	14,340
Total liabilities	999,349	891,288
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,316,344 shares and 132,293,898 shares issued and outstanding, respectively	1,323	1,323
Additional paid-in capital	1,173,131	1,129,647
Retained earnings	21,533	112,858
Accumulated other comprehensive loss	(27,480)	(20,131)
Total stockholders’ equity	1,168,507	1,223,697
Total liabilities and stockholders’ equity	$2,167,856	$2,114,985
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales:
Product	$354,805	$306,490	$698,489	$601,583
Software maintenance	40,710	40,206	82,281	80,295
Total net sales	395,515	346,696	780,770	681,878

Cost of sales:
Product	123,307	95,722	238,332	187,379
Software maintenance	4,167	3,516	8,370	7,273
Total cost of sales	127,474	99,238	246,702	194,652

Gross profit	268,041	247,458	534,068	487,226

Operating expenses:
Sales and marketing	124,908	111,199	245,064	227,983
Research and development	85,589	81,434	167,750	161,520
General and administrative	36,772	30,277	69,949	63,636
Total operating expenses	247,269	222,910	482,763	453,139
Operating income	20,772	24,548	51,305	34,087

Other expense	(3,505)	(2,963)	(3,473)	(8,031)
Income before income taxes	17,267	21,585	47,832	26,056
Provision for income taxes	4,833	4,279	10,162	4,254

Net income	$12,434	$17,306	$37,670	$21,802

Basic earnings per share	$0.09	$0.13	$0.29	$0.17

Weighted average shares outstanding - basic	131,973	132,498	132,039	131,996

Diluted earnings per share	$0.09	$0.13	$0.28	$0.16

Weighted average shares outstanding - diluted	132,708	133,539	132,948	133,157

Dividends declared per share	$0.28	$0.27	$0.56	$0.54
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$12,434	$17,306	$37,670	$21,802
Other comprehensive (loss) income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(9,640)	2,284	8,027	(4,911)
Unrealized loss on securities available-for-sale	—	(54)	—	(141)
Unrealized gain (loss) on derivative instruments	6,161	2,381	(13,446)	14,362
Other comprehensive (loss) income, before tax	(3,479)	4,611	(5,419)	9,310
Tax expense related to items of other comprehensive income	1,507	498	1,930	3,259
Other comprehensive (loss) income, net of tax	(4,986)	4,113	(7,349)	6,051
Comprehensive income	$7,448	$21,419	$30,321	$27,853
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities:
Net income	$37,670	$21,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,742	50,024
Stock-based compensation	40,804	37,208
(Gain) loss from equity-method investees	(131)	5,360
Deferred income taxes	943	1,301
Changes in operating assets and liabilities	(169,930)	(63,372)
Net cash (used in) provided by operating activities	(44,902)	52,323

Cash flow from investing activities:
Acquisitions, net of cash received	(72,802)	(19,784)
Capital expenditures	(24,509)	(17,411)
Capitalization of internally developed software	(187)	(721)
Additions to other intangibles	(2,478)	(1,519)
Payments to acquire equity-method investments	—	(12,551)
Sales and maturities of short-term investments	—	45,671
Net cash used in investing activities	(99,976)	(6,315)

Cash flow from financing activities:
Proceeds from revolving line of credit	175,000	100,000
Payments on term loan	—	(98,750)
Debt issuance costs	—	(1,993)
Proceeds from issuance of common stock	17,859	17,239
Repurchase of common stock	(70,000)	—
Dividends paid	(74,034)	(71,428)
Net cash provided by (used in) financing activities	48,825	(54,932)

Effect of exchange rate changes on cash	(4,180)	(887)

Net change in cash and cash equivalents	(100,233)	(9,811)
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$110,873	$250,421

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2022	131,876,464	$1,319	$1,152,349	$76,264	$(22,494)	$1,207,438
Net income	—	—	—	12,434	—	12,434
Other comprehensive loss, net of tax	—	—	—	—	(4,986)	(4,986)
Issuance of common stock under employee plans	1,426,756	14	8,601	—	—	8,615
Stock-based compensation	—	—	20,609	—	—	20,609
Repurchase of common stock	(986,876)	(10)	(8,428)	(30,107)	—	(38,545)
Dividends paid (1)	—	—	—	(37,058)	—	(37,058)
Balance at June 30, 2022	132,316,344	1,323	1,173,131	21,533	(27,480)	1,168,507

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	132,293,898	1,323	1,129,647	112,858	(20,131)	1,223,697
Net income	—	—	—	37,670	—	37,670
Other comprehensive loss, net of tax	—	—	—	—	(7,349)	(7,349)
Issuance of common stock under employee plans	1,781,374	18	17,841	—	—	17,859
Stock-based compensation	—	—	40,664	—	—	40,664
Repurchase of common stock	(1,758,928)	(18)	(15,021)	(54,961)	—	(70,000)
Dividends paid (1)	—	—	—	(74,034)	—	(74,034)
Balance at June 30, 2022	132,316,344	$1,323	$1,173,131	$21,533	$(27,480)	$1,168,507
(1) Cash dividends declared per share of common stock were $0.28 for the three months ended June 30, 2022, and $0.56 for the six months ended June 30, 2022.

The accompanying notes are an integral part of these financial statements.

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at March 31, 2021	131,607,036	$1,316	$1,059,018	$180,063	$(18,888)	$1,221,509
Net income	—	—	—	17,306	—	17,306
Other comprehensive gain, net of tax	—	—	—	—	4,113	4,113
Issuance of common stock under employee plans	1,373,896	14	8,660	—	—	8,674
Stock-based compensation	—	—	19,944	—	—	19,944
Dividends paid (1)	—	—	—	(35,894)	—	(35,894)
Balance at June 30, 2021	132,980,932	1,330	1,087,622	161,475	(14,775)	1,235,652

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	1,312	1,033,284	211,101	(20,826)	1,224,871
Net income	—	—	—	21,802	—	21,802
Other comprehensive gain, net of tax	—	—	—	—	6,051	6,051
Issuance of common stock under employee plans	1,734,317	18	17,221	—	—	17,239
Stock-based compensation	—	—	37,117	—	—	37,117
Dividends paid (1)	—	—	—	(71,428)	—	(71,428)
Balance at June 30, 2021	132,980,932	$1,330	$1,087,622	$161,475	$(14,775)	$1,235,652
(1) Cash dividends declared per share of common stock were $0.27 for the three months ended June 30, 2021, and $0.54 for the six months ended June 30, 2021.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2022 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to state fairly our financial position at June 30, 2022 and December 31, 2021, the results of our operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, our cash flows for the six months ended June 30, 2022 and 2021 and our statement of stockholders' equity for the three and six months ended June 30, 2022 and 2021. Our operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. We early adopted the standard on January 1, 2022. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements and related disclosures.

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10 (“ASU 2021-10”), Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our annual financial statement disclosures.

Although there are several other accounting pronouncements recently issued by the FASB, we do not expect the adoption of any of these accounting pronouncements to have material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There were no material changes to our significant accounting policies during the three and six months ended June 30, 2022 compared to the significant accounting policies described in our Form 10-K.

Other (Expense) Income

Other (expense) income, net consisted of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Interest income	$58	$113	$104	$274
Interest expense	(2,500)	(1,224)	(3,792)	(1,927)
(Loss) gain from equity-method investments	(471)	(867)	131	(5,360)
Net foreign exchange loss	(769)	(896)	(1,935)	(1,455)
Other	177	(89)	2,019	437
Other expense, net	$(3,505)	$(2,963)	$(3,473)	$(8,031)

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of June 30, 2022	As of December 31,
	(unaudited)	2021
Income taxes payable - current	$11,071	$14,457
Hedge payable - current	7,523	7,091
Payroll taxes - current	5,711	5,785
Other	19,843	13,338
Total	$44,148	$40,671

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Weighted average shares outstanding-basic	131,973	132,498	132,039	131,996
Plus: Common share equivalents
RSUs	735	1,041	909	1,161
Weighted average shares outstanding-diluted	132,708	133,539	132,948	133,157

Shares issuable upon vesting of RSU awards of 2,026,000 shares and 1,369,000 shares for the three months ended June 30, 2022 and 2021, respectively, and 1,324,000 shares and 166,000 shares for the six months ended June 30, 2022 and 2021, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time), geographic region based on the billing location of the customer and customer industry grouping.

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Three Months Ended June 30,
		(Unaudited)
	2022			2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$134,337	$26,080	$160,417	$112,215	$22,455	$134,670
EMEA	76,092	20,591	96,683	67,252	21,917	89,169
APAC	127,858	10,557	138,415	111,894	10,963	122,857
Total net sales(1)	$338,287	$57,228	$395,515	$291,361	$55,335	$346,696
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Six Months Ended June 30,
		(Unaudited)
	2022			2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$267,326	$52,302	$319,628	$216,801	$44,602	$261,403
EMEA	155,331	41,720	197,051	132,355	42,336	174,691
APAC	242,853	21,238	264,091	224,524	21,260	245,784
Total net sales(1)	$665,510	$115,260	$780,770	$573,680	$108,198	$681,878
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

The industry grouping used to disaggregate net sales is determined at the customer account level. Accounts assigned to one of our three industry-specific groupings are either designated as Semiconductor and Electronics, Transportation, or Aerospace, Defense and Government ("ADG"). We are able to leverage the investments in these areas to also serve a broad base of diverse customers in the other industries we serve, which are included in our Portfolio grouping. Our recent acquisitions described in Note 17 are presented within the "Transportation" industry grouping below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)
Industry Grouping	2022	2021	2022	2021
Portfolio	$113,239	$111,283	$239,822	$223,635
Semiconductor & Electronics	116,231	99,292	219,241	198,222
Aerospace, Defense & Government	100,256	87,296	192,928	163,565
Transportation	65,789	48,825	128,779	96,456
Total net sales	$395,515	$346,696	$780,770	$681,878

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

Changes in deferred revenue, current and non-current, during the six months ended June 30, 2022 were as follows:

(In thousands)	Amount
Balance as of December 31, 2021	$170,640
Deferral of revenue billed in current period, net of recognition	94,592
Recognition of revenue deferred in prior periods	(93,219)
Foreign currency translation impact	(7,041)
Balance as of June 30, 2022 (unaudited)	$164,972

For the six months ended June 30, 2022, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2022 and December 31, 2021, the amounts recorded that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, was approximately $80 million as of June 30, 2022. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances and primarily relates to multi-year payments for hardware service and software service offerings. As of June 30, 2022, we expect to recognize approximately 24% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 39% during 2023, and 37% thereafter.

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

Note 3 – Investments

Equity-Method Investments

The carrying value of our equity method investments was $30 million and $32 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, net sales to our equity-method investees were approximately $1.3 million and $1.3 million, respectively. During the six months ended June 30, 2022 and 2021, net sales to our equity-method investees were approximately $2.8 million and $1.6 million, respectively. During the three and six months ended June 30, 2022 and 2021, purchases from our equity-method investees were not material.

We recorded a $3.5 million impairment loss related to an equity-method investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments is included within "Other expense". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three and six months ended June 30, 2022 and 2021.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$2,046	$2,046	$—	$—

Other assets:
Derivatives	21,842	—	21,842	—
Total Assets	$23,888	$2,046	$21,842	$—

Liabilities
Derivatives	$(9,688)	$—	$(9,688)	$—
Total Liabilities	$(9,688)	$—	$(9,688)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$101,290	$101,290	$—	$—

Other assets:
Derivatives	12,407	—	12,407	—
Total Assets	$113,697	$101,290	$12,407	$—

Liabilities
Derivatives	$(9,468)	$—	$(9,468)	$—
Total Liabilities	$(9,468)	$—	$(9,468)	$—

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

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2022. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2022.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 59% and 61% of our net sales during the three months ended June 30, 2022 and 2021, respectively, and approximately 59% and 62% during the six months ended June 30, 2022 and 2021, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2022	As of December 31,
	(Unaudited)	2021
British pound	$19,636	$25,947
Chinese yuan	68,292	99,066
Euro	96,202	145,351
Hungarian forint	38,143	54,939
Japanese yen	26,062	43,128
Korean won	8,249	21,180
Malaysian ringgit	20,380	29,624
Total forward contracts notional amount	$276,964	$419,235

The contracts in the foregoing table had contractual maturities of 18 months or less at June 30, 2022 and 24 months or less at December 31, 2021.

At June 30, 2022, we expect to reclassify $18.1 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $3.9 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $2.8 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2022. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of June 30, 2022 and December 31, 2021, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $65 million and $94 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

	Asset Derivatives
		June 30, 2022	December 31, 2021
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$18,248	$8,993
Foreign exchange contracts - LT forwards	Other long-term assets	2,025	2,908
Total derivatives designated as hedging instruments		$20,273	$11,901

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,569	$506
Total derivatives not designated as hedging instruments		$1,569	$506

Total derivatives		$21,842	$12,407

	Liability Derivatives
		June 30, 2022	December 31, 2021
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(6,911)	$(6,425)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(2,165)	(2,377)
Total derivatives designated as hedging instruments		$(9,076)	$(8,802)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(612)	$(666)
Total derivatives not designated as hedging instruments		$(612)	$(666)

Total derivatives		$(9,688)	$(9,468)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended June 30, 2022 and 2021, respectively:

June 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$10,252	Net sales	$5,055

Foreign exchange contracts - forwards	(2,446)	Cost of sales	(860)

Foreign exchange contracts - forwards	(1,645)	Operating expenses	(691)
Total	$6,161		$3,504

June 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(558)	Net sales	$(2,408)

Foreign exchange contracts - forwards	1,692	Cost of sales	20

Foreign exchange contracts - forwards	1,247	Operating expenses	27
Total	$2,381		$(2,361)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2022	June 30, 2021
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$3,590	(662)

Total		$3,590	$(662)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the six months ended June 30, 2022 and 2021, respectively:

June 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$12,136	Net sales	$6,794

Foreign exchange contracts - forwards	(2,467)	Cost of sales	(1,187)

Foreign exchange contracts - forwards	(1,642)	Operating expenses	(931)
Total	$8,027		$4,676

June 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$15,728	Net sales	$(4,434)

Foreign exchange contracts - forwards	(837)	Cost of sales	(1)

Foreign exchange contracts - forwards	(529)	Operating expenses	18
Total	$14,362		$(4,417)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2022	June 30, 2021
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$2,787	$(2,263)
Total		$2,787	$(2,263)

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2022	December 31,
(In thousands)	(Unaudited)	2021

Raw materials	$229,517	$181,676
Work-in-process	15,354	14,573
Finished goods	98,756	92,994
Total	$343,627	$289,243

Note 7 – Intangible assets, net and goodwill

Intangible assets at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(In thousands)	(Unaudited)			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$39,705	$(34,480)	$5,225	$45,671	$(36,457)	$9,214
Acquired technology	174,529	(41,540)	132,989	148,155	(34,264)	113,891
Customer relationships	100,984	(25,642)	75,342	93,931	(19,717)	74,214
Patents	36,771	(30,396)	6,375	36,217	(29,316)	6,901
Other	36,649	(19,521)	17,128	32,962	(16,764)	16,198
Total	$388,638	$(151,579)	$237,059	$356,936	$(136,518)	$220,418

Software development costs capitalized for the three months ended June 30, 2022 and 2021 were $0.0 million and $0.5 million, respectively, and related amortization expense was $1.3 million and $6.3 million, respectively. For the six months ended June 30, 2022 and 2021, capitalized software development costs were $0.2 million and $0.8 million, respectively, and related amortization expense was $3.3 million and $13.3 million, respectively.

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $14.8 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $27.2 million and $29.9 million for the six months ended June 30, 2022 and 2021, respectively.

Goodwill

The carrying amount of goodwill as of June 30, 2022 was as follows:

(In thousands)	Amount
Balance as of December 31, 2021	$575,992
Acquisitions	31,709
Measurement period adjustments	4,243
Foreign currency translation impact	(8,151)
Balance as of June 30, 2022 (unaudited)	$603,793

Refer to Note 17 - Acquisitions for additional details on the acquisition-related amounts recorded to goodwill during the six months ended June 30, 2022.

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

No impairment of goodwill was identified during the six months ended June 30, 2022 or the twelve months ended December 31, 2021.

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

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Lease Cost (1)	$5,478	$5,208	$10,895	$10,538
(1) Includes variable and short-term lease costs

Maturities of lease liabilities as of June 30, 2022 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2022 (Excluding the six months ended June 30, 2022)	$11,748
2023	12,844
2024	10,967
2025	8,015
2026	6,451
Thereafter	3,327
Total future minimum lease payments	53,352
Less imputed interest	(4,019)
Total lease liabilities	$49,333
As of June 30, 2022, we have additional operating leases that have not commenced during the six months ended June 30, 2022, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $84 million at June 30, 2022 and December 31, 2021. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $10.6 million and $9.4 million of gross unrecognized tax benefits at June 30, 2022 and December 31, 2021, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $0.5 million for the three months ended June 30, 2022, as a result of the tax positions taken during the current period. As of June 30, 2022, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended June 30, 2022, the amount of interest expense recognized related to uncertain tax positions was not material. As of June 30, 2022, we had approximately $0.3 million accrued for interest related to uncertain tax positions. The tax years 2015 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 28% and 20% for the three months ended June 30, 2022 and 2021, respectively, and 21% and 16% for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, our effective tax rate was higher than the U.S. federal statutory rate of 21% primarily as a result of excess tax expense from share-based compensation, foreign taxes greater than the statutory rate, change in unrecognized tax benefits, change in intercompany prepaid tax asset, nondeductible officer compensation, state income taxes net of federal benefit and U.S. tax on global intangible low-taxed income, offset by U.S. research and development tax credit, enhanced deduction for certain research and development expenses and deduction for foreign-derived intangible income. For the six months ended June 30, 2022, our effective tax rate was equal to the U.S. federal statutory rate of 21% primarily as a result of excess tax expense from share-based compensation, change in unrecognized tax benefits, foreign taxes greater than the statutory rate, change in intercompany prepaid tax asset, nondeductible officer compensation, state income taxes net of federal benefit and U.S. tax on global intangible low-taxed income, offset by U.S. research and development tax credit, enhanced deduction for certain research and development expenses and deduction for foreign-derived intangible income. For the three months ended June 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of the research and development tax credit, an enhanced deduction for certain research and development expenses and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, foreign taxes greater than the statutory rate, state income taxes net of federal benefit and nondeductible officer compensation. For the six months ended June 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of excess tax benefits from share-based compensation and other discrete items, the research and development tax credit, an enhanced deduction for certain research and development expenses and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, foreign taxes greater than the statutory rate, state income taxes net of federal benefit and nondeductible officer compensation.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $0.9 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and income tax benefit of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and six months ended June 30, 2022 were approximately $0.5 million and $1.1 million, respectively. The income tax benefits of the tax holiday for the three and six months ended June 30, 2021 were approximately $0.2 million and $0.3 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2022 and June 30, 2021 was approximately $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the six months ended June 30, 2022 and 2021, consisted of the following:

	June 30, 2022
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2021	$(23,179)	$—	3,048	$(20,131)
Current-period other comprehensive (loss) income	(13,446)	—	12,703	(743)
Reclassified from accumulated OCI into income	—	—	(4,676)	(4,676)
Income tax expense	—	—	1,930	1,930
Balance as of June 30, 2022	$(36,625)	$—	$9,145	$(27,480)

	June 30, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(4,911)	(141)	9,945	4,893
Reclassified from accumulated OCI into income	—	—	4,417	4,417
Income tax (expense) benefit	—	(3)	3,262	3,259
Balance as of June 30, 2021	$(14,977)	$(564)	$766	$(14,775)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

We have 5,000,000 authorized shares of preferred stock. There were no shares of preferred stock issued and outstanding at June 30, 2022.

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

Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 2005 Plan, 2010 Plan, and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022.

Our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”) on May 10, 2022. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2022 Plan, as well as the 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022, and any shares that were returned to the 2005 Plan, 2010 Plan, 2015 Plan and 2020 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or RSUs issued under those plans. The 2022 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 6,143,665 shares available for grant under the 2022 Plan at June 30, 2022.

Performance-based stock units

During the six months ended June 30, 2022 and 2021, we granted 164,843 and 130,006 performance-based restricted stock units (“PRSUs”), respectively, to executive officers pursuant to the 2020 Plan and 2015 Plan. The PRSUs may be earned based on our total shareholder return (“TSR”) compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the six months ended June 30, 2022, the three-year performance period commenced on January 1, 2022 and will end on December 31, 2024, and for the PRSUs granted during the six months ended June 30, 2021, the three year performance commenced on January 1, 2021 and will end on December 31, 2023, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

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

	Six Months Ended
	(unaudited)
	June 30, 2022	June 30, 2021
Number of simulations	100,000	100,000
Expected volatility	37.81%	40.60%
Expected life in years	2.95 years	2.95 years
Risk-free interest rate	1.33%	0.21%
Dividend yield	2.52%	2.66%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $59.65 per share and $66.97 per share in 2022 and 2021, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 10, 2022, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At June 30, 2022, we had 4,517,229 shares of common stock reserved for future issuance under the ESPP. We issued 544,292 shares under this plan in the six months ended June 30, 2022 and the weighted average purchase price was $32.81 per share. During the six months ended June 30, 2022, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

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

As of March 31, 2022, there were no shares remaining available for repurchase under the 2019 Program. As of June 30, 2022, there was $191 million available for repurchase under the 2022 Program. During the three months ended June 30, 2022, we repurchased 986,876 shares of our common stock at a weighted average price per share of $39.06 under the 2022 Program. During the six months ended June 30, 2022, we repurchased 1,758,928 shares of our common stock at a weighted average price of $39.80 under the 2019 Program and 2022 Program. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2021 under the 2019 Program.

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

We sell our products in three geographic regions which consist of the Americas, Europe, Middle East and Africa region ("EMEA"), and Asia-Pacific region ("APAC"). Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Consolidated Statements of Income. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic areas in which we operate).

The following table presents summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended June 30, 2022	$153	$66	$177	$396
Three months ended June 30, 2021	$127	$59	$161	$347

Six months ended June 30, 2022	$306	$121	$354	$781
Six months ended June 30, 2021	$247	$113	$322	$682
(1): Includes Mainland China and the Hong Kong Special Administrative Region

The following table presents summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. Long-lived assets consist of property, plant, and equipment and operating lease right-of-use assets excluding intangible assets.

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
June 30, 2022	$125	$81	$52	$65	$323
December 31, 2021	$125	$51	$76	$60	$312

Note 13 – Debt

On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. The Credit Agreement amended and restated and refinanced our prior Amended and Restated Credit Agreement, dated as of June 12, 2020 (as further amended on October 30, 2020, the "Prior Credit Agreement"), by and among us, the lenders from time-to-time party thereto and the Administrative Agent. All outstanding loans under the Prior Credit Agreement were repaid in full in connection with the entry into the Credit Agreement.

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

The revolving loans accrue interest, at our option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) LIBOR for an interest period of one month plus 1.00%, in each case, plus a margin of 0.25% to 0.75%; or (ii) LIBOR plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of less than or equal to 3.50 to 1.00, which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum consolidated interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

The Credit Agreement provides for a commitment fee of 0.150% to 0.250% per annum, determined based upon our consolidated total net leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears.

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying the obligations of the Company under the Credit Agreement, among other things. As of June 30, 2022, there were no Subsidiary Guarantors, and no Guaranty had been executed in connection with the Credit Agreement. In connection with the Credit Agreement, we have entered (and our future Subsidiary Guarantors) will enter into an Amended and Restated Collateral Agreement pursuant to which we and our Subsidiary Guarantors from time-to-time have granted (or will grant) a lien on substantially all of our (and their) assets to secure our( and their) obligations under the Credit Agreement and the Guaranty.

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

Proceeds of revolving loans of the Credit Agreement may be used for working capital and other general corporate purposes including acquisitions, share repurchases and dividend payouts. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of June 30, 2022 (unaudited) and December 31, 2021, respectively (in thousands):

	June 30,	December 31,
(in thousands)	2022	2021
Secured
2021 Revolving credit facility (effective interest rate of 2.8%)	475,000	300,000

Total Debt, non-current	$475,000	$300,000

As of June 30, 2022, debt issuance costs of approximately $2.2 million attributable to the revolving credit facility are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving line of credit.

Note 14 – Commitments and contingencies

We provide product warranties with varying lengths of time and terms. Products sold with one-year limited warranties do not cover anything beyond ensuring that the product functions as intended and are accounted for as assurance-type warranties. Products bundled with multi-year warranty and services obligations or separately-priced optional warranty programs are accounted for as separate performance obligations. For the assurance-type warranties described above, a provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the limited warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
(In thousands)	(Unaudited)
	2022	2021
Balance at the beginning of the period	$3,210	$2,872
Accruals for warranties issued during the period	1,405	1,375
Accruals related to pre-existing warranties	(399)	95
Settlements made (in cash or in kind) during the period	(1,067)	(1,456)
Balance at the end of the period	$3,149	$2,886

In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for certain inventory components ("unconditional purchase obligations"). The majority of our unconditional purchase obligations relate to amounts due within the next 12 months. As of June 30, 2022, our unconditional purchase obligations primarily consist of payments to various suppliers for customized inventory and inventory components. As of June 30, 2022, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $61.8 million. As of December 31, 2021, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $11.7 million. As of June 30, 2022, our outstanding guarantees for payment of customs and foreign grants were not material.

Note 15 – Restructuring

On October 26, 2021, we initiated a restructuring plan (the “2021 Plan”) that resulted in the site closure of our facilities in Aachen, Germany. This targeted restructuring effort is intended to further optimize our research and development operations and accelerate investment in strategic growth opportunities. In connection with the 2021 Plan, the majority of these charges were recognized during the fourth quarter of 2021.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Cost of sales	$—	$(118)	$—	$(43)
Research and development	292	223	692	379
Sales and marketing	—	61	—	4,147
General and administrative	—	147	—	2,105
Total restructuring and other related costs	$292	$313	$692	$6,588

Total restructuring and other charges incurred during the three and six months ended June 30, 2022 related to the 2021 Plan were $0.3 million and $0.7 million, respectively, primarily related to employee severance costs. A summary of balance sheet activity during 2022 related to our restructuring activity is shown below:

(in thousands)	Restructuring Liability
Balance as of December 31, 2021	$11,520
Income statement expense	692
Cash payments	(9,604)
Balance as of June 30, 2022	$2,608
The restructuring liability of $2.6 million at June 30, 2022 related primarily to severance payments associated with the restructuring activity is recorded  in the “accrued compensation” line item of our consolidated balance sheet.

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

Note 17 – Acquisitions

Acquisition of Test Systems Business (“TS Business”) From Kratzer Automation AG (“Kratzer”)

On May 2, 2022, we completed the acquisition of certain assets of, and assumed certain liabilities of, the test systems business of Germany-based Kratzer. As part of this integrated transaction, we also purchased 100% of the shares in certain subsidiaries of Kratzer including Kratzer Automation S.a.r.l. (“Kratzer France”), Kratzer Automation Inc. (“Kratzer US”) and Kratzer Automation (Shanghai) Co., Ltd. ("Kratzer China"). The acquisitions of Kratzer France and Kratzer US were completed on June 1, 2022 and June 2, 2022, respectively. The consummation of the acquisition of Kratzer China is anticipated in the third quarter of 2022 and has been excluded from the net assets acquired and liabilities assumed. This transaction was accounted for as a business combination using the acquisition method of accounting. Total cash consideration for the transaction was $56.8 million inclusive of $0.7 million in cash acquired. All of the acquired assets and liabilities of the TS Business have been recorded at their respective fair values as of the acquisition date. The acquisition was funded by cash on hand.

Transaction costs have been expensed as incurred. During the six months ended June 30, 2022, we expensed $1.9 million of transaction costs related to the acquisition of the TS Business, which are included in selling, general and administrative expenses.

The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill generated from the acquisition is primarily attributed to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification test systems and other related applications. The goodwill is deductible locally and the U.S. over 15 years for federal income tax purposes.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of the TS Business (in thousands):

May 2, 2022
Consideration Transferred	$56,806

Cash and cash equivalents	672
Accounts receivable	894
Inventories	3,090
Prepaid expenses and other current assets	1,871
Property and equipment	1,063
Goodwill	18,193
Intangible assets	35,105
Operating lease right-of-use assets	4,552
Other long-term assets	23
Accounts payable and accrued expenses	(126)
Accrued compensation	(464)
Operating lease liabilities - current	(1,051)
Other current liabilities	(3,514)
Operating lease liabilities - non-current	(3,502)
Net Assets Acquired	$56,806

The preliminary purchase price allocation related to the acquisition was not finalized as of June 30, 2022. These preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of purchase price that are not yet finalized relate to intangible assets, income taxes and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and the preliminary average remaining useful lives for identifiable intangible assets acquired.

	Estimated Fair Value (in thousands)	Estimated Useful Lives (in years)
Customer relationships	$4,777	8-12
Developed software	27,588	5-8
Trade name contractual rights	2,562	2
Other	178	4-12
Total	35,105

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. The economic useful life was determined by examining the period of time over which a target cumulative present value of discounted cash flows could be achieved.

Developed software represents the fair value of automation systems for performing test bench tasks and management systems for all resources and accruing data in the test field. The economic life of this software is estimated to be 10 years based on the expected future utilization of the software in its current form.

Results of operations of the business acquired have been included in our condensed consolidated financial statements subsequent to the dates of acquisition. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

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

The preliminary purchase price allocation related to the acquisition was not finalized as of June 30, 2022, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. Goodwill is deductible for tax purposes.

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

At the acquisition date, total consideration transferred was approximately $205 million, inclusive of $3 million in cash acquired. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. As a result of the structure of the transaction, the balance of goodwill is deductible in the U.S. over 15 years for income tax purposes.

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

During the second quarter of 2022, we recorded measurement period adjustments to total consideration transferred related to amounts received for certain pre-acquisition activities and certain post-closing adjustments. The net decrease to total consideration transferred was $0.8 million, with a corresponding decrease to goodwill. This change had no impact to the current period income statement.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of NHR (in thousands):

October 19, 2021
Consideration Transferred	$205,396

Cash	2,935
Accounts receivable, net	3,902
Inventories, net	4,764
Property and equipment, net	287
Other assets and liabilities	(4,621)
Intangible assets	98,510
Goodwill	102,090
Accounts payable and accrued expenses	(2,186)
Deferred revenue	(285)
Net assets acquired	$205,396

Our preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of the purchase price that are not yet finalized relate to certain liabilities related to preacquisition activities and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives, for identifiable intangible assets acquired:

	Estimated Fair Value (in thousands)	Estimated Useful Lives (in years)
Customer relationships	$54,350	7
Developed software	6,010	2-7
Existing product configurations	28,300	9
In-process research and development (IPR&D)	4,030	Indefinite
Trade name	5,820	6
Total	$98,510

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the NHR acquisition had occurred on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets and an increase in interest expense related to the additional borrowings entered into in connection with the acquisition, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2020, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three and six months ended June 30, 2021, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Three months ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Net sales	$356,064	$698,998
Net income	$17,628	$21,512

Other Acquisitions

During the second quarter of 2021, we also completed the acquisition of a software company that specialized in signal processing and hi-fi simulation software for validation of autonomous vehicles and advanced driver assistance systems (ADAS), for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented.

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

Note 18 – Subsequent events

Dividends

On July 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on August 29, 2022, to stockholders of record on August 8, 2022.

Sale of Property

During July 2022, we completed the sale of two buildings and a parcel of land for approximately $42 million in cash. We expect to recognize a gain on the disposals of approximately $25 million, net of taxes, during the third quarter of 2022.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% and 61% of our net sales during the three months ended June 30, 2022 and 2021, respectively, and approximately 59% and 62% of our net sales during the six months ended June 30, 2022 and 2021, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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

Our backlog was approximately $248 million and $154 million at June 30, 2022 and December 31, 2021, respectively, primarily driven by strong order growth during the year and longer lead times for certain components. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Current business outlook

We are continuing to experience strong demand from our customers across the geographic regions and end markets that we serve, with the value of total orders during the second quarter of 2022 increasing by approximately 20% compared to the same period in 2021. The strength and duration of the recent trends will vary by region and offering and there has been some indications of slower macroeconomic growth in the next few quarters. Although certain end markets, particularly in our broader "Portfolio" and "Semiconductor" industry groups, may be negatively impacted by weakening macroeconomic conditions, we remain optimistic about additional opportunities to drive revenue growth for 2022. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, advanced driver assistance systems (“ADAS") and new space innovation.

We continue to experience component shortages for some of our products as well as higher costs to obtain a consistent supply of certain components due to global supply chain constraints. The duration of these supply chain challenges remains uncertain but we do not currently expect the constraints to materially worsen further. Additionally, strong demand and a strategic shift to longer lead times to fulfill orders for certain offerings has continued to shift the timing of revenue recognition into future periods and increased backlog. While we expect to continue to experience some logistical challenges and cost pressures on our gross margin related to these supply chain constraints over the next few quarters, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on application-specific system offerings. We have been able to mitigate some of the recent supply chain disruptions by expanding our supplier base, redesigning certain products to remove dependencies on certain components, and leveraging our modular platform to meet our customers' needs with available products.

During the first quarter of 2022, we began to accelerate our transition to a predominantly subscription-based licensing model for the majority of our software offerings. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we expect some initial headwinds to our net sales and operating profitability during the transition period. However, we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets. Revenue from software and related services was approximately 20% of our total revenue during the second quarter of 2022. We currently estimate the impact of our subscription licensing transition will decrease total revenue by 2% during 2022, but we expect to see a favorable year over year impact to our revenue beginning in 2023.

As part of our efforts to streamline the process of doing business with NI, we have increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended June 30, 2022, orders from our Focus accounts and Broad-based accounts increased by 20% and 20%, respectively, compared to the same period in 2021.

We also continue to focus on scale and efficiency when engaging with our Broad-based customers. Our focus to streamline the process of doing business with NI means effectively scaling our operations while also improving the experience for the large number of smaller accounts. We are making additional investments in ni.com for a better digital experience and expect to continue to expand customer reach through our distributor channel during 2022 and beyond. We are also simplifying our product offerings for the Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended June 30, 2022, indirect sales through our distributor channels increased to represent about 14% of our total sales, compared to 8% in the same period of 2021. During the six months ended June 30, 2022, indirect sales through our distributor channels increased to approximately 14% of our total net sales, compared to 6% in the same period of 2021. As of June 30, 2022, our distributors were not carrying significant amounts of our products in inventory and were not eligible for any variable adjustments related to their previous purchases. For the three months ended June 30, 2022, no single distributor or end customer accounted for more than 5% of our total net sales.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Net sales:
Americas	40.6%	38.8%	40.9%	38.3%
EMEA	24.4	25.7	25.2	25.6
APAC	35.0	35.4	33.8	36.0
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	32.2	28.6	31.6	28.5
Gross profit	67.8	71.4	68.4	71.5
Operating expenses:
Sales and marketing	31.6	32.1	31.4	33.4
Research and development	21.6	23.5	21.5	23.7
General and administrative	9.3	8.7	9.0	9.3
Total operating expenses	62.5	64.3	61.8	66.5
Operating income	5.3	7.1	6.6	5.0
Other expense	(0.9)	(0.9)	(0.4)	(1.2)
Income before income taxes	4.4	6.2	6.1	3.8
Provision for income taxes	1.2	1.2	1.3	0.6
Net income	3.1%	5.0%	4.8%	3.2%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2022 and 2021

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2022 and 2021 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage

Product sales	$354.8	$306.5	48.3	16%	$698.5	$601.6	96.9	16%
Software maintenance sales	40.7	40.2	0.5	1%	82.3	80.3	2.0	2%
Total net sales	$395.5	$346.7	48.8	14%	$780.8	$681.9	98.9	15%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three and six months ended June 30, 2022 were up 14% percent and 15% percent, respectively, compared to the same period in 2021.

•The increase in product sales was primarily attributable to strong demand, recent acquisitions and realization of recent price increases, partially offset by changes in foreign currency exchange rates. During the first half of 2022, we continued to experience strong demand for our system-level offerings, particularly for our semiconductor, transportation, and ADG test solutions (See Note 2 - Revenue for additional information on revenue by industry grouping). The impact of recent pricing changes increased our total revenue for the three months ended June 30, 2022 by approximately 6% compared to the same period in 2021 and 5% for the six months ended June 30, 2022 compared to the same period in 2021. Geographically, we saw strong growth in the Americas region, which was partially driven by revenue from acquisitions completed within the last 12 months. Recent acquisitions increased our total revenue for the three and six months ended June 30, 2022 by approximately 3% compared to same periods in 2021.

•The increase in software maintenance sales was primarily related to additional billings from annual renewals of software maintenance programs, including enterprise-wide subscription licensing agreements, during the trailing twelve months.

Net Sales by Region
The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2022 and 2021 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage

Americas	$160.4	$134.7	25.7	19%	$319.6	$261.4	58.2	22%
Percentage of total net sales	40.6%	38.8%			40.9%	38.3%

EMEA	$96.7	$89.2	7.5	8%	$197.1	$174.7	22.4	13%
Percentage of total net sales	24.4%	25.7%			25.2%	25.6%

APAC	$138.4	$122.9	15.6	13%	$264.1	$245.8	18.3	7%
Percentage of total net sales	35.0%	35.4%			33.8%	36.0%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international presence by driving growth in existing markets and continuing to increase the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2021). The impact of changes in foreign currency exchange rates on sales includes the net effect of related hedging activities described below.

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2022
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$134.7	26.2	19.4%	(0.4)	(0.3)%	$160.4
EMEA	$89.2	11.8	13.2%	(4.3)	(4.8)%	$96.7
APAC	$122.9	18.1	14.6%	(2.6)	(2.1)%	$138.4
Total net sales	$346.7	56.1	16.2%	(7.3)	(2.1)%	$395.5

	Six Months Ended June 30, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2022
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$261.4	59.0	22.6%	(0.8)	(0.3)%	$319.6
EMEA	$174.7	30.6	17.5%	(8.2)	(4.7)%	$197.1
APAC	$245.8	22.0	8.9%	(3.7)	(1.5)%	$264.1
Total net sales	$681.9	111.6	16.4%	(12.7)	(1.9)%	$780.8
  Figures may not sum due to rounding.

We use a foreign currency cash flow hedging program to help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2022 and 2021, these hedges had the effect of increasing our net sales by $5.1 million and decreasing our net sales by $2.4 million, respectively. During the six months ended June 30, 2022 and 2021, these hedges had the effect of increasing our net sales by $6.8 million and decreasing our net sales by $4.4 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2022 and 2021).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in our sales mix of revenue from hardware, software and services. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2022 and 2021 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2022	2021	2022	2021

Gross Profit	$268.0	$247.5	$534.1	$487.2
% change compared with prior period	8.3%		9.6%
Gross Profit as a percentage of net sales	67.8%	71.4%	68.4%	71.5%

The increases in our gross profit and decreases in gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Six Months Ended
	(Unaudited)	(Unaudited)
June 30, 2021	71.4%	71.5%
Impact of increases in our selling price	2.6%	1.8%
Impact of lower amortization of capitalized software development costs	1.2%	1.3%
Impact of increase in component costs	(3.9)%	(3.9)%
Impact of changes in sales mix related to recently acquired businesses	(0.7)%	(0.5)%
Impact of changes in sales mix excluding recent acquisitions	(1.7)%	(0.8)%
Impact of increase in outbound freight and other logistic costs	(0.5)%	(0.8)%
Impact of acquired intangibles and other purchase accounting adjustments	(0.6)%	(0.2)%
June 30, 2022	67.8%	68.4%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2022 and 2021, these hedges had the effect of increasing our cost of sales by $0.9 million and decreasing our cost of sales by less than $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, these hedges had the effect of increasing our cost of sales by $1.2 million and increasing our cost of sales by less than $0.1 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2022 and 2021).

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2022 and 2021, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2022	2021	Change	2022	2021	Change

Sales and marketing	$124,908	$111,199	12%	$245,064	$227,983	7%
Percentage of total net sales	32%	32%		31%	33%

Research and development	$85,589	$81,434	5%	$167,750	$161,520	4%
Percentage of total net sales	22%	23%		21%	24%

General and administrative	$36,772	$30,277	21%	$69,949	$63,636	10%
Percentage of total net sales	9%	9%		9%	9%

Total operating expenses	$247,269	$222,910	11%	$482,763	$453,139	7%
Percentage of total net sales	63%	64%		62%	66%

Operating Expenses -three months ended June 30, 2022

The year over year increase of $24 million in our operating expenses during the three months ended June 30, 2022 was primarily related to the following:

•$14 million increase in personnel costs, primarily attributable to our acquisitions and merit increases, partially offset by a decrease in accruals for expected attainment under our variable compensation program;
•$6 million increase attributable to higher acquisition-related operating costs and amortization of acquisition-related intangibles, and acquisition-related transaction and integration costs;
•$3 million increase in external service providers and travel expenses related to strategic initiatives and loosening of restrictions related to the COVID-19 pandemic; and
•$1 million increase related to the year over year impact of changes in foreign currency exchange rates.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended June 30, 2022 compared to the same period in 2021 were additional costs related to an increase in personnel costs, an increase in travel during the period, and an increase in the amortization of acquired intangibles.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended June 30, 2022 compared to the same period in 2021 were additional costs related to an increase in personnel costs and outside services, partially offset by lower accruals under our variable compensation programs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended June 30, 2022 compared to the same period in 2021 were additional costs related to an increase in personnel costs, outside services, and the impact of changes in foreign currency exchange rates.

Operating Expenses - six months ended June 30, 2022

The year over year increase of $30 million in our operating expenses during the six months ended June 30, 2022 was primarily related to the following:

•$19 million increase in personnel costs, primarily attributable to additional personnel cost due to our acquisitions and merit increases, partially offset by a decrease in accruals for expected attainment under our variable compensation program and lower severance-related costs;
•$8 million increase related to higher acquisition-related operating costs and amortization of acquisition-related intangibles, partially offset by lower acquisition-related transaction and integration costs;
•$2 million increase in travel during the period due to the loosening of COVID-19 restrictions partially offset by less spend on marketing and advertising; and
•$1 million increase related to the year over year impact of changes in foreign currency exchange rates.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the six months ended June 30, 2022 compared to the same period in 2021 were additional costs related to an increase in personnel costs, an increase in travel during the period, and an increase in the amortization of acquired intangibles partially offset by equipment related costs, lower severance-related costs and lower accruals under our variable compensation program.

Research and Development

The primary drivers of the increase in research and development expenses for the six months ended June 30, 2022 compared to the same period in 2021 were additional costs related to increase personnel costs and outside services, partially offset by lower accruals under our variable compensation programs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the six months ended June 30, 2022 compared to the same period in 2021 were additional costs related to increase salaries and outside services partially offset by a decrease in acquisition related expenses and a decrease in severance related costs.

Operating Income (loss).  For the three months ended June 30, 2022 and 2021, operating income was $21 million and $25 million, respectively. As a percentage of net sales, operating income was 5.3% and 7.1% for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, operating income was $51 million and $34 million, respectively. As a percentage of net sales, operating income was 6.6% and 5.0% for the six months ended June 30, 2021 and 2021, respectively. The decrease in operating income in absolute dollars for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The increase in operating income in absolute dollars for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

• Interest Income. For the three months ended June 30, 2022 and 2021, interest income was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, interest income was $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2022, the Federal Reserve increased the federal funds rate target from a range of zero to 0.25% to a range of 1.50% to 1.75%. However, this increase will likely have limited impact in our interest income given our lower level of short-term investments.

• Interest Expense. For the three months ended June 30, 2022 and 2021, interest expense was approximately $2.5 million and $1.2 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense was approximately $3.8 million, and $1.9 million, respectively. These interest charges are due to interest on outstanding borrowings, commitment fees and amortization of deferred costs related to the Credit Agreement. During the three months ended June 30, 2021, we amended and restated in its entirety and refinanced our existing Credit Agreement. We recognized approximately $0.6 million of expense related to the portion of debt issuance costs that were allocated to the previous Credit Agreement and accounted for as an extinguishment of debt during the second quarter of 2021. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of the Credit Agreement and related borrowings.

•(Loss) Gain From Equity-Method Investments. For the three months ended June 30, 2022, loss from equity-method investments was approximately $0.5 million and for the three months ended June 30, 2021, loss from equity-method investments was approximately $0.9 million. For the six months ended June 30, 2022 and 2021, gain from equity-methods investment was approximately $0.1 million and loss from equity-method investments was approximately $5.4 million, respectively. The decrease in the six months ended June 30, 2022 compared to the same period in 2021 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/Loss. For the three months ended June 30, 2022 and 2021, net foreign exchange loss was $0.8 million and $0.9 million, respectively. During the six months ended June 30, 2022 and 2021, net foreign exchange loss was $1.9 million and $1.5 million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary assets and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and six months ended June 30, 2022.

Provision for Income Taxes.    For the three months ended June 30, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 28% and 20%, respectively. For the six months ended June 30, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 21% and 16%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six months ended
	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2021	20%	16%
Foreign-derived intangible income deduction	(4)	(4)
Global intangible low-taxed income inclusion	(2)	(2)
Enhanced deduction for certain research and development expenses	(2)	(2)
Foreign taxes greater than federal statutory rate	1	—
Transition tax on deferred foreign income	1	1
Research and development tax credit	1	1
Change in intercompany prepaid tax asset	1	1
Change in unrecognized tax benefits	2	2
Employee share-based compensation and other discrete items	10	8
Effective tax rate at June 30, 2022	28%	21%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Stock-based compensation
Cost of sales	$1,253	$1,191	$2,475	$2,305
Sales and marketing	7,202	6,922	14,291	12,617
Research and development	6,271	6,180	12,359	11,893
General and administrative	5,951	5,854	11,680	10,520
Provision for income taxes	(1,993)	(3,916)	(4,648)	(7,241)
Total	$18,684	$16,231	$36,157	$30,094

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$371	$738	$742	$1,551
Cost of sales	$6,415	$4,226	$10,218	$8,497
Sales and marketing	5,573	2,357	11,712	4,528
Research and development	—	—	(320)	—
Other expense	503	554	1,019	948
Provision for income taxes	(2,094)	(979)	(3,530)	(1,969)
Total	$10,768	$6,896	$19,841	$13,555

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Acquisition-related transaction and integration costs, restructuring charges, and other
Cost of sales	$1,159	$(118)	$1,944	$(43)
Sales and marketing	2,339	839	2,646	5,487
Research and development	487	548	1,102	1,036
General and administrative	1,248	873	3,019	6,539
Other expense	(265)	280	(2,132)	4,006
Provision for income taxes	(779)	(578)	(1,356)	(3,463)
Total	$4,189	$1,844	$5,223	$13,562

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Capitalization and amortization of internally developed software costs
Cost of sales	$1,896	$6,227	$3,929	$13,101
Research and development	—	(495)	(187)	(721)
Provision for income taxes	(436)	(1,204)	(843)	(2,600)
Total	$1,460	$4,528	$2,899	$9,780

Liquidity and Capital Resources

Overview

At June 30, 2022, we had $111 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S., however, all of our short-term investments that are located outside of the U.S. are denominated in the U.S. dollar. The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of June 30, 2022:

(in millions)	Domestic	International	Total
Cash and cash equivalents	$20.8	$90.1	$110.9
	19%	81%
Total cash, cash equivalents and short-term investments	$20.8	$90.1	$110.9
	19%	81%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	June 30, 2022	December 31,	Increase/
(In thousands)	(unaudited)	2021	(Decrease)

Working capital	$558,564	$486,335	$72,229
Cash and cash equivalents (1)	110,873	211,106	(100,233)
Short-term investments (1)	—	—	—
Total cash, cash equivalents and short-term investments	$110,873	$211,106	$(100,233)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, cash flows generated from our operations, cash generated from issuance of common stock through our employee stock purchase plan and available borrowings under the Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2021 and June 30, 2022 were:

◦Cash and cash equivalents decreased by $100 million for the six-month period ended June 30, 2022. Additional analysis of the changes in our cash flows for the period ended June 30, 2022 compared to the prior year period is discussed below;

◦Inventory increased by $54 million. Inventory turns on a trailing twelve month basis were 1.5 at June 30, 2022 and 1.5 at December 31, 2021. The increase in inventory was primarily attributable to an increase in raw materials to support increased demand for our products and minimize supply chain disruptions;

◦Accounts receivable, net increased by $15 million. Days sales outstanding increased to 62 days at June 30, 2022, compared to 58 days at December 31, 2021. The increase in accounts receivable is primarily related to quarterly fluctuations in our net sales and a temporary shift in timing of collections for certain customers due to a delay in their ability to receive and process invoices following the COVID-19 lockdowns in China earlier this year;

◦Prepaid and other current assets increased by $32 million, which was primarily related to timing of prepaid insurance, other prepaid renewals and payments and changes in the fair value of our foreign currency forward contracts;

◦Accounts payable and accrued expenses increased by $8 million, which was primarily related to timing of invoices to our suppliers for raw materials;

◦The current portion of deferred revenue decreased by $16 million, which was primarily related to the timing of software maintenance renewals during the year and the impact of changes in foreign currency exchange rates, partially offset by additional deferrals under our standard hardware service plans;

◦Accrued compensation decreased by $61 million attributable to annual payments under our variable compensation programs related to 2021 attainment, partially offset by accruals related to expected payouts under our 2022 variable compensation programs;

◦Other current liabilities increased by $3 million which was primarily related to changes in the fair value of our foreign currency forward contracts and the timing of certain tax payments; and

◦Other taxes payable decreased by $7 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2022	2021
Cash (used in) provided by operating activities	$(44,902)	$52,323
Cash used in investing activities	(99,976)	(6,315)
Cash provided by (used in) financing activities	48,825	(54,932)
Effect of exchange rate changes on cash	(4,180)	(887)
Net change in cash and cash equivalents	(100,233)	(9,811)
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$110,873	$250,421

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the six months ended June 30, 2022 decreased by $97 million compared to the same period in 2021. This decrease was primarily due to a $107 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by an increase of $9 million in net income adjusted for certain non-cash operating items, including stock-based compensation, depreciation and amortization, and gains on sale of assets/businesses:

•The aggregate of changes in accounts receivable, inventory and accounts payable used net cash of $73 million during the six months ended June 30, 2022 compared to net cash used of $7 million in the comparable period in 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly increased inventory purchases compared to 2021 to support current and anticipated demand for our products and minimize supply chain disruptions.

◦The changes in accrued compensation used cash of $54 million during the six months ended June 30, 2022 compared to net cash used of $16 million during the six months ended June 30, 2021. The year over year change is primarily related to an increase in payments under our variable pay programs due to 2021 attainment partially offset by lower severance payments.

◦The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities used cash of $44 million during the six months ended June 30, 2022 compared to $41 million in the comparable period in 2021.

Investing Activities

Cash used by investing activities increased by $94 million for the six months ended June 30, 2022 compared to the same period in 2021. This was primarily attributable to a $40 million increase in cash outflows related to acquisitions and equity-method investments in the six months ended June 30, 2022 compared to cash inflows of $46 million from a net sale of short-term investments during the same period in 2021 and an increase of $8 million in capital expenditures, internally developed software costs that were eligible for capitalization and other additions to intangible assets during the six months ended June 30, 2022, compared to the same period in 2021.

Financing Activities

Cash provided by financing activities increased by $104 million for the six months ended June 30, 2022 compared to the same period in 2021. This was primarily related to an $176 million increase in net proceeds from drawing on our revolving credit facility, no term loan payments during 2022 (as we repaid our term loan in full in June of 2021), net of issuance costs, partially offset by an increase in cash outflows of $3 million related to our quarterly dividends and $70 million related to share repurchases. (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At June 30, 2022, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of June 30, 2022.

Credit Agreement. On June 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and the lenders party thereto. As of June 30, 2022, we had $24 million in available borrowing capacity under the Credit Agreement. Proceeds of additional borrowings made under the Credit Agreement may be used for working capital and other general corporate purposes. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. (See Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on the Credit Agreement).

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the purchase of common stock through our employee stock purchase plan, available borrowing under the Credit Agreement and additional credit capacity will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may seek to pursue additional financing or to raise additional funds by seeking additional credit financing, including through an increase in revolving and/or term loan commitments under the Credit Agreement, or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we can fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and, except as noted below, there were no material changes during the six months ended June 30, 2022 to this information reported in our Form 10-K.

Interest Expense Risk

Our borrowings under the Credit Agreement bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by $5 million. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2022. However, there is no assurance that interest rates will not significantly change in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information as of June 30, 2022 with respect to the shares of our common stock that we repurchased under our stock repurchase program~~s~~ during the second quarter of 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs (1)

April 1, 2022 to April 30, 2022	702,506	$40.63	702,506	$201,114,903

May 1, 2022 to May 31, 2022	284,370	$35.17	284,370	$191,114,923

June 1, 2022 to June 30, 2022	—	$—	—	$191,114,923
Total	986,876	$39.06	986,876	$191,114,923
(1) On January 19, 2022, our Board of Directors approved a stock repurchase program for up to $250 million of our common stock. The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS
3.1(1)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(2)	Amended and Restated Bylaws of the Company, effective August 1, 2021
10.1(3)	National Instruments Corporation 2022 Equity Incentive Plan†
10.2(4)	2022 Form of Restricted Stock Unit Award Agreement (Non-Employee Director Award)†
10.3(5)	2022 Form of Restricted Stock Unit Award Agreement (Employee - Performance-Based Vesting Award)†
10.4(6)	2022 Form of Restricted Stock Unit Award Agreement (Employee - Time-Based Vesting Award)†
10.5(7)	1994 Employee Stock Purchase Plan, as amended, effective May 10, 2022†
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013 on February 20, 2014 (File No. 000-25426)
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2021 (File No. 000-25426)
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(5)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(6)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(7)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 28, 2022 (File No. 000-25426)
*	Management Contract or Compensatory Plan or Arrangement
*Filed herewith
**Furnished herewith
† Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2022

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)