Form 10-Q
period 2022-09-30
NATIONAL INSTRUMENTS CORP
filed 2022-10-28
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2022
Common Stock, $0.01 par value	130,568,539

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Cash and cash equivalents	$149,002	$211,106
Accounts receivable, net	380,792	341,275
Inventories, net	373,544	289,243
Prepaid expenses and other current assets	144,145	89,925
Total current assets	1,047,483	931,549
Property and equipment, net	254,127	253,668
Goodwill	593,148	575,992
Intangible assets, net	219,730	220,418
Operating lease right-of-use assets	59,906	58,641
Other long-term assets	71,140	74,717
Total assets	$2,245,534	$2,114,985
Liabilities and stockholders' equity
Accounts payable and accrued expenses	$96,848	$83,218
Accrued compensation	61,166	111,261
Deferred revenue - current	118,257	137,818
Operating lease liabilities - current	13,288	13,137
Other taxes payable	61,002	59,109
Debt, current	25,000	—
Other current liabilities	52,079	40,671
Total current liabilities	427,640	445,214
Deferred income taxes	13,725	14,249
Income tax payable - non-current	40,646	54,195
Deferred revenue - non-current	50,177	32,822
Operating lease liabilities - non-current	32,027	30,468
Debt, non-current	542,768	300,000
Other long-term liabilities	15,066	14,340
Total liabilities	1,122,049	891,288
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 130,568,539 shares and 132,293,898 shares issued and outstanding, respectively	1,306	1,323
Additional paid-in capital	1,183,329	1,129,647
Retained (deficit) earnings	(18,135)	112,858
Accumulated other comprehensive loss	(43,015)	(20,131)
Total stockholders’ equity	1,123,485	1,223,697
Total liabilities and stockholders’ equity	$2,245,534	$2,114,985
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales:
Product	$389,620	$325,724	$1,088,110	$927,307
Software maintenance	38,308	41,438	120,589	121,733
Total net sales	427,928	367,162	1,208,699	1,049,040

Cost of sales:
Product	139,823	99,072	378,154	286,485
Software maintenance	3,879	3,643	12,249	10,882
Total cost of sales	143,702	102,715	390,403	297,367

Gross profit	284,226	264,447	818,296	751,673

Operating expenses:
Sales and marketing	119,951	117,065	365,015	345,048
Research and development	82,861	82,165	250,610	243,685
General and administrative	34,617	31,037	104,569	94,672
Total operating expenses	237,429	230,267	720,194	683,405
Gain on sale of assets	33,636	—	33,636	—
Operating income	80,433	34,180	131,738	68,268

Other expense	(5,150)	(1,820)	(8,622)	(9,851)
Income before income taxes	75,283	32,360	123,116	58,417
Provision for income taxes	13,376	5,183	23,539	9,438

Net income	$61,907	$27,177	$99,577	$48,979

Basic earnings per share	$0.47	$0.20	$0.75	$0.37

Weighted average shares outstanding - basic	132,044	133,031	132,040	132,657

Diluted earnings per share	$0.47	$0.20	$0.75	$0.37

Weighted average shares outstanding - diluted	132,581	133,686	133,001	133,829

Dividends declared per share	$0.28	$0.27	$0.84	$0.81
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$61,907	$27,177	$99,577	$48,979
Other comprehensive (loss) income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(18,563)	(5,675)	(32,009)	(10,585)
Unrealized loss on securities available-for-sale	—	(21)	—	(162)
Unrealized gain on derivative instruments	3,960	4,243	11,987	18,605
Other comprehensive (loss) income, before tax	(14,603)	(1,453)	(20,022)	7,858
Tax expense related to items of other comprehensive income	932	948	2,862	4,208
Other comprehensive (loss) income, net of tax	(15,535)	(2,401)	(22,884)	3,650
Comprehensive income	$46,372	$24,776	$76,693	$52,629
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net income	$99,577	$48,979
Adjustments to reconcile net income to net cash provided by operating activities:
Disposal gain on sale of assets	(33,636)	—
Depreciation and amortization	68,828	73,418
Stock-based compensation	60,843	56,064
(Gain) loss from equity-method investees	(483)	5,082
Deferred income taxes	928	(2,030)
Changes in operating assets and liabilities	(204,987)	(95,477)
Net cash (used in) provided by operating activities	(8,930)	86,036

Cash flow from investing activities:
Acquisitions, net of cash received	(72,802)	(19,784)
Capital expenditures	(39,193)	(26,147)
Proceeds from sale of assets	40,987	—
Capitalization of internally developed software	(388)	(1,246)
Additions to other intangibles	(3,165)	(2,317)
Payments to acquire equity-method investments	—	(15,753)
Sales and maturities of short-term investments	—	59,714
Net cash used in investing activities	(74,561)	(5,533)

Cash flow from financing activities:
Proceeds from revolving line of credit	268,000	100,000
Principal payments on revolving line of credit	(498,000)	—
Proceeds from term loan	500,000	—
Payments on term loan	—	(98,750)
Debt issuance costs	(2,348)	(1,993)
Proceeds from issuance of common stock	25,444	25,438
Repurchase of common stock	(151,831)	(25,000)
Dividends paid	(111,161)	(107,397)
Net cash provided by (used in) financing activities	30,104	(107,702)

Effect of exchange rate changes on cash	(8,717)	(2,336)

Net change in cash and cash equivalents	(62,104)	(29,535)
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$149,002	$230,697

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2022	132,316,344	$1,323	$1,173,131	$21,533	$(27,480)	$1,168,507
Net income	—	—	—	61,907	—	61,907
Other comprehensive loss, net of tax	—	—	—	—	(15,535)	(15,535)
Issuance of common stock under employee plans	285,330	3	7,582	—	—	7,585
Stock-based compensation	—	—	19,979	—	—	19,979
Repurchase of common stock	(2,033,135)	(20)	(17,363)	(64,447)	—	(81,830)
Dividends paid (1)	—	—	—	(37,128)	—	(37,128)
Balance at September 30, 2022	130,568,539	1,306	1,183,329	(18,135)	(43,015)	1,123,485

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	132,293,898	1,323	1,129,647	112,858	(20,131)	1,223,697
Net income	—	—	—	99,577	—	99,577
Other comprehensive loss, net of tax	—	—	—	—	(22,884)	(22,884)
Issuance of common stock under employee plans	2,066,704	21	25,423	—	—	25,444
Stock-based compensation	—	—	60,643	—	—	60,643
Repurchase of common stock	(3,792,063)	(38)	(32,384)	(119,409)	—	(151,831)
Dividends paid (1)	—	—	—	(111,161)	—	(111,161)
Balance at September 30, 2022	130,568,539	$1,306	$1,183,329	$(18,135)	$(43,015)	$1,123,485
(1) Cash dividends declared per share of common stock were $0.28 for the three months ended September 30, 2022, and $0.84 for the nine months ended September 30, 2022.

The accompanying notes are an integral part of these financial statements.

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2021	132,980,932	$1,330	$1,087,622	$161,475	$(14,775)	$1,235,652
Net income	—	—	—	27,177	—	27,177
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Issuance of common stock under employee plans	240,368	2	8,197	—	—	8,199
Stock-based compensation	—	—	18,814	—	—	18,814
Repurchase of common stock	(599,066)	(6)	(4,715)	(20,279)	—	(25,000)
Dividends paid (1)	—	—	—	(35,969)	—	(35,969)
Balance at September 30, 2021	132,622,234	1,326	1,109,918	132,404	(17,176)	1,226,472

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	131,246,615	1,312	1,033,284	211,101	(20,826)	1,224,871
Net income	—	—	—	48,979	—	48,979
Other comprehensive income, net of tax	—	—	—	—	3,650	3,650
Issuance of common stock under employee plans	1,974,685	20	25,418	—	—	25,438
Stock-based compensation	—	—	55,931	—	—	55,931
Repurchase of common stock	(599,066)	(6)	(4,715)	(20,279)	—	(25,000)
Dividends paid (1)	—	—	—	(107,397)	—	(107,397)
Balance at September 30, 2021	132,622,234	$1,326	$1,109,918	$132,404	$(17,176)	$1,226,472
(1) Cash dividends declared per share of common stock were $0.27 for the three months ended September 30, 2021, and $0.81 for the nine months ended September 30, 2021.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2022 (the "Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to state fairly our financial position at September 30, 2022 and December 31, 2021, the results of our operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, our cash flows for the nine months ended September 30, 2022 and 2021 and our statement of stockholders' equity for the three and nine months ended September 30, 2022 and 2021. Our operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Gain on Sale of Assets

During the three months ended September 30, 2022, we recognized a gain of $33.6 million from the sale of approximately 75-acres of land in Williamson County, Texas and two office buildings in Aachen, Germany. The buildings in Germany were previously used for certain research and development activities that have been relocated to other research and development locations. The disposal gain is presented as “Gain on sale of assets” in the Consolidated Statements of Income.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. We early adopted the standard on January 1, 2022. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements and related disclosures.

In November 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-10- Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our annual financial statement disclosures.

In September 2022, the FASB issued ASU No. 2022-04-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in Update 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this Update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our annual financial statement disclosures.

Although there are several other accounting pronouncements recently issued by the FASB, we do not expect the adoption of any of these accounting pronouncements to have material impact on our consolidated financial statements.

Summary of Significant Accounting Policies

There were no material changes to our significant accounting policies during the three and nine months ended September 30, 2022 compared to the significant accounting policies described in our Form 10-K.

Other (Expense) Income

Other (expense) income, net consisted of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Interest income	$103	$56	$207	$330
Interest expense	(4,851)	(657)	(8,643)	(2,584)
Gain (Loss) from equity-method investments	353	278	483	(5,082)
Net foreign exchange loss	(3,625)	(1,226)	(5,560)	(2,681)
Other gain (loss)	2,870	(271)	4,891	166
Other expense, net	$(5,150)	$(1,820)	$(8,622)	$(9,851)

Other Current Liabilities

Other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of September 30, 2022	As of December 31,
	(unaudited)	2021
Income taxes payable - current	$17,211	$14,457
Hedge payable - current	10,833	7,091
Employer social security taxes - current	—	5,785
Other	24,035	13,338
Total	$52,079	$40,671

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Weighted average shares outstanding-basic	132,044	133,031	132,040	132,657
Plus: Common share equivalents
RSUs	537	655	961	1,172
Weighted average shares outstanding-diluted	132,581	133,686	133,001	133,829

Shares issuable upon vesting of RSU awards of 1,048,000 shares and 143,000 shares for the three months ended September 30, 2022 and 2021, respectively, and 400,000 shares and 123,000 shares for the nine months ended September 30, 2022 and 2021, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.

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

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Three Months Ended September 30,
		(Unaudited)
	2022			2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$166,318	$26,643	$192,961	$125,069	$23,835	$148,904
EMEA	91,249	19,087	110,336	72,430	22,433	94,863
APAC	114,100	10,531	124,631	112,931	10,464	123,395
Total net sales(1)	$371,667	$56,261	$427,928	$310,430	$56,732	$367,162
(1) Net sales contain~~s~~ hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Nine Months Ended September 30,
		(Unaudited)
	2022			2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$432,402	$78,946	$511,348	$341,870	$68,436	$410,306
EMEA	247,687	60,807	308,494	204,786	64,769	269,555
APAC	357,088	31,769	388,857	337,455	31,724	369,179
Total net sales(1)	$1,037,177	$171,522	$1,208,699	$884,111	$164,929	$1,049,040
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

The industry grouping used to disaggregate net sales is determined at the customer account level. Accounts assigned to one of our three industry-specific groupings are either designated as Semiconductor and Electronics, Transportation, or Aerospace, Defense and Government. We are able to leverage the investments in these areas to also serve a broad base of diverse customers in the other industries we serve, which are included in our Portfolio grouping. Our recent acquisitions described in Note 16 are presented within the "Transportation" industry grouping below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)
Industry Grouping	2022	2021	2022	2021
Semiconductor & Electronics	101,678	93,892	320,920	292,114
Transportation	83,692	52,954	212,471	149,410
Aerospace, Defense & Government	104,641	92,646	297,569	256,211
Portfolio	137,917	127,670	377,739	351,305
Total net sales	$427,928	$367,162	$1,208,699	$1,049,040

Information about Contract Balances

Amounts billed in advance of services being provided are typically accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to extended hardware and software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers, such as invoicing at the beginning of a subscription term with a portion of the revenue recognized ratably over the contract period, or to provide customers with financing, such as multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

Changes in deferred revenue, current and non-current, during the nine months ended September 30, 2022 were as follows:

(In thousands)	Amount
Balance as of December 31, 2021	$170,640
Deferral of revenue billed in current period, net of recognition	130,948
Recognition of revenue deferred in prior periods	(118,902)
Foreign currency translation impact	(14,252)
Balance as of September 30, 2022 (unaudited)	$168,434

For the nine months ended September 30, 2022, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the nine months ended September 30, 2022 and December 31, 2021, the amounts recorded that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, was approximately $94 million as of September 30, 2022. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances and primarily relates to multi-year payments for hardware service and software service offerings. As of September 30, 2022, we expect to recognize approximately 12% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 42% during 2023, and 46% thereafter.

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

Note 3 – Investments

Equity-Method Investments

The carrying value of our equity method investments was $28 million and $32 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, net sales to our equity-method investees were approximately $1.5 million and $0.9 million, respectively. During the nine months ended September 30, 2022 and 2021, net sales to our equity-method investees were approximately $4.3 million and $2.5 million, respectively. During the three and nine months ended September 30, 2022 and 2021, purchases from our equity-method investees were not material.

We recorded a $3.5 million impairment loss related to an equity-method investment during the three months ended March 31, 2021. Our proportionate share of the income/(loss) from equity-method investments is included within "Other expense". Refer to Note 1 - Basis of Presentation of Notes to Consolidated Financial Statements for additional information on these amounts for the three and nine months ended September 30, 2022 and 2021.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	September 30, 2022	Level 1	Level 2	Level 3
Assets
Other assets:
Derivatives	30,275	—	30,275	—
Total Assets	$30,275	$—	$30,275	$—

Liabilities
Derivatives	$(11,624)	$—	$(11,624)	$—
Total Liabilities	$(11,624)	$—	$(11,624)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$101,290	$101,290	$—	$—

Other assets:
Derivatives	12,407	—	12,407	—
Total Assets	$113,697	$101,290	$12,407	$—

Liabilities
Derivatives	$(9,468)	$—	$(9,468)	$—
Total Liabilities	$(9,468)	$—	$(9,468)	$—

We value our available-for-sale short-term investments and cash equivalents based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. We classify all of our fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. We believe all of these sources reflect the credit risk associated with each of our available-for-sale short-term investments. Short-term investments available-for-sale typically consist of debt securities issued by states of the U.S. and political subdivisions of the U.S., corporate debt securities and debt securities issued by U.S. government organizations and agencies. We did not have any short-term investments as of December 31, 2021 or September 30, 2022.

Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the nine months ended September 30, 2022. There were no transfers in or out of Level 1 or Level 2 during the nine months ended September 30, 2022.

We did not have any items that were measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 55% and 59% of our net sales during the three months ended September 30, 2022 and 2021, respectively, and approximately 58% and 61% during the nine months ended September 30, 2022 and 2021, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of September 30, 2022	As of December 31,
	(Unaudited)	2021
British pound	$19,480	$25,947
Chinese yuan	57,385	99,066
Euro	95,533	145,351
Hungarian forint	29,135	54,939
Japanese yen	21,507	43,128
Korean won	6,316	21,180
Malaysian ringgit	12,717	29,624
Total forward contracts notional amount	$242,073	$419,235

The contracts in the foregoing table had contractual maturities of 15 months or less at September 30, 2022 and 24 months or less at December 31, 2021.

At September 30, 2022, we expect to reclassify $25.1 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $5.4 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $4.0 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at September 30, 2022. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of September 30, 2022 and December 31, 2021, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $124 million and $94 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

	Asset Derivatives
		September 30, 2022	December 31, 2021
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$25,122	$8,993
Foreign exchange contracts - LT forwards	Other long-term assets	241	2,908
Total derivatives designated as hedging instruments		$25,363	$11,901

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,912	$506
Total derivatives not designated as hedging instruments		$4,912	$506

Total derivatives		$30,275	$12,407

	Liability Derivatives
		September 30, 2022	December 31, 2021
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(9,414)	$(6,425)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(790)	(2,377)
Total derivatives designated as hedging instruments		$(10,204)	$(8,802)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(1,420)	$(666)
Total derivatives not designated as hedging instruments		$(1,420)	$(666)

Total derivatives		$(11,624)	$(9,468)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three months ended September 30, 2022 and 2021, respectively:

September 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$5,366	Net sales	$7,347

Foreign exchange contracts - forwards	(786)	Cost of sales	(1,392)

Foreign exchange contracts - forwards	(620)	Operating expenses	(929)
Total	$3,960		$5,026

September 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$7,400	Net sales	$(815)

Foreign exchange contracts - forwards	(1,869)	Cost of sales	(73)

Foreign exchange contracts - forwards	(1,288)	Operating expenses	(88)
Total	$4,243		$(976)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2022	September 30, 2021
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$5,622	(1,679)

Total		$5,622	$(1,679)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the nine months ended September 30, 2022 and 2021, respectively:

September 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$17,502	Net sales	$14,141

Foreign exchange contracts - forwards	(3,253)	Cost of sales	(2,579)

Foreign exchange contracts - forwards	(2,262)	Operating expenses	(1,859)
Total	$11,987		$9,703

September 30, 2021
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$23,098	Net sales	$(5,249)

Foreign exchange contracts - forwards	(2,675)	Cost of sales	(73)

Foreign exchange contracts - forwards	(1,818)	Operating expenses	(70)
Total	$18,605		$(5,392)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		September 30, 2022	September 30, 2021
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other expense	$8,409	$(3,942)
Total		$8,409	$(3,942)

Note 6 – Inventories, net

Inventories, net consist of the following:

	September 30, 2022	December 31,
(In thousands)	(Unaudited)	2021

Raw materials	$253,698	$181,676
Work-in-process	14,915	14,573
Finished goods	104,931	92,994
Total	$373,544	$289,243

Note 7 – Intangible assets, net and goodwill

Intangible assets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
(In thousands)	(Unaudited)			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$20,964	$(16,722)	$4,242	$45,671	$(36,457)	$9,214
Acquired technology	171,754	(48,108)	123,646	148,155	(34,264)	113,891
Customer relationships	99,780	(28,985)	70,795	93,931	(19,717)	74,214
Patents	37,070	(30,882)	6,188	36,217	(29,316)	6,901
Other	35,539	(20,680)	14,859	32,962	(16,764)	16,198
Total	$365,107	$(145,377)	$219,730	$356,936	$(136,518)	$220,418

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $14.3 million and $13.4 million for the three months ended September 30, 2022 and 2021, respectively, and $41.5 million and $43.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Goodwill

The carrying amount of goodwill as of September 30, 2022 was as follows:

(In thousands)	Amount
Balance as of December 31, 2021	$575,992
Acquisitions	32,693
Measurement period adjustments	4,243
Foreign currency translation impact	(19,780)
Balance as of September 30, 2022 (unaudited)	$593,148

Refer to Note 16 - Acquisitions of Notes to Consolidated Financial Statements for additional details on the acquisition-related amounts recorded to goodwill during the nine months ended September 30, 2022.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to either our existing reporting unit or a newly identified reporting unit as of the date of the acquisition. In the event a disposal group meets the definition of a business, goodwill is allocated to the disposal group based on the relative fair value of the disposal group to the related reporting unit. We have one operating segment and we allocate goodwill to one reporting unit for goodwill impairment testing. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test is performed in the fourth quarter of each year.

No impairment of goodwill was identified during the nine months ended September 30, 2022 or the twelve months ended December 31, 2021.

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

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Lease Cost (1)	$5,657	$5,174	$16,561	$15,712
(1) Includes variable and short-term lease costs

Maturities of lease liabilities as of September 30, 2022 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2022 (Excluding the nine months ended September 30, 2022)	$4,601
2023	14,472
2024	11,615
2025	8,164
2026	7,154
Thereafter	2,922
Total future minimum lease payments	48,928
Less imputed interest	(3,613)
Total lease liabilities	$45,315
As of September 30, 2022, we have additional operating leases that have not commenced during the nine months ended September 30, 2022, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $84 million at September 30, 2022 and December 31, 2021. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $11.9 million and $9.4 million of gross unrecognized tax benefits at September 30, 2022 and December 31, 2021, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $1.2 million for the three months ended September 30, 2022, as a result of the tax positions taken during the current period. As of September 30, 2022, it is reasonably possible that we will recognize gross tax benefits in the amount of $1.5 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to tax positions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended September 30, 2022, we recognized interest expense related to uncertain tax positions of approximately $40,000. As of September 30, 2022, we had approximately $0.4 million accrued for interest related to uncertain tax positions. The tax years 2015 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 18% and 16% for the three months ended September 30, 2022 and 2021, respectively, and 19% and 16% for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of deduction for foreign-derived intangible income, enhanced deduction for certain research and development expenses, and U.S. research and development tax credit, offset by, foreign taxes greater than the statutory rate, change in unrecognized tax benefits, state income taxes net of federal benefit, and nondeductible officer compensation. For the nine months ended September 30, 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of deduction for foreign-derived intangible income, enhanced deduction for certain research and development expenses, and U.S. research and development tax credit, offset by foreign taxes greater than the statutory rate, excess tax expense from share-based compensation, change in unrecognized tax benefits, state income taxes net of federal benefit, and nondeductible officer compensation. For the three months ended September 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of an enhanced deduction for certain research and development expenses, foreign taxes lower than the statutory rate, the research and development tax credit, and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, excess tax expense from share-based compensation, nondeductible officer compensation, and state income taxes net of federal benefit. For the nine months ended September 30, 2021, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of an enhanced deduction for certain research and development expenses, the research and development tax credit and the deduction for foreign-derived intangible income, offset by the U.S. tax on global intangible low-taxed income, nondeductible officer compensation, and state income taxes net of federal benefit.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $3.0 million and $5.9 million for the three and nine months ended September 30, 2022, respectively, and income tax benefit of $1.9 million and $2.2 million for the three and nine months ended September 30, 2021, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2022 were approximately $0.5 million and $1.6 million, respectively. The income tax benefits of the tax holiday for the three and nine months ended September 30, 2021 were approximately $0.6 million and $0.9 million, respectively.  The impact of the tax holiday on a per share basis for each of the three and nine months ended September 30, 2022 and September 30, 2021 was approximately $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts and securities classified as available-for-sale. The accumulated OCI, net of tax, for the nine months ended September 30, 2022 and 2021, consisted of the following:

	September 30, 2022
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2021	$(23,179)	$—	3,048	$(20,131)
Current-period other comprehensive (loss) income	(32,009)	—	21,690	(10,319)
Reclassified from accumulated OCI into income	—	—	(9,703)	(9,703)
Income tax expense	—	—	2,862	2,862
Balance as of September 30, 2022	$(55,188)	$—	$12,173	$(43,015)

	September 30, 2021
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2020	$(10,066)	$(426)	(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(10,585)	(162)	13,213	2,466
Reclassified from accumulated OCI into income	—	—	5,392	5,392
Income tax (expense) benefit	—	(4)	4,212	4,208
Balance as of September 30, 2021	$(20,651)	$(584)	$4,059	$(17,176)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Compensation Plan

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2010 Plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under the 1994 Plan and the 2005 Incentive Plan (the "2005 Plan") as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2010 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

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

Our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”) on May 10, 2022. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2022 Plan, as well as the 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022, and any shares that were returned to the 2005 Plan, 2010 Plan, 2015 Plan and 2020 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or RSUs issued under those plans. The 2022 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 6,042,755 shares available for grant under the 2022 Plan at September 30, 2022.

Performance-based stock units

During the nine months ended September 30, 2022 and 2021, we granted 164,843 and 130,006 performance-based restricted stock units (“PRSUs”), respectively, to executive officers pursuant to the 2020 Plan. The PRSUs may be earned based on our total shareholder return (“TSR”) compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the nine months ended September 30, 2022, the three-year performance period commenced on January 1, 2022 and will end on December 31, 2024, and for the PRSUs granted during the nine months ended September 30, 2021, the three year performance commenced on January 1, 2021 and will end on December 31, 2023, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from zero to two times the target number of shares granted.

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

	Nine Months Ended
	(unaudited)
	September 30, 2022	September 30, 2021
Number of simulations	100,000	100,000
Expected volatility	37.81%	40.60%
Expected life in years	2.95 years	2.95 years
Risk-free interest rate	1.33%	0.21%
Dividend yield	2.52%	2.66%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $59.65 per share and $66.97 per share in 2022 and 2021, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. On May 10, 2022, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At September 30, 2022, we had 4,270,314 shares of common stock reserved for future issuance under the ESPP. We issued 791,207 shares under this plan in the nine months ended September 30, 2022 and the weighted average purchase price was $32.16 per share. During the nine months ended September 30, 2022, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

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

As of March 31, 2022, there were no shares remaining available for repurchase under the 2019 Program. As of September 30, 2022, there was $109 million available for repurchase under the 2022 Program. During the three months ended September 30, 2022, we repurchased 2,033,135 shares of our common stock at a weighted average price per share of $40.25 under the 2022 Program. During the nine months ended September 30, 2022, we repurchased 3,792,063 shares of our common stock at a weighted average price of $40.04 under the 2019 Program and 2022 Program. During the three and nine months ended September 30, 2021, we repurchased 599,066 shares of our common stock at a weighted average price per share of $41.73. under the 2019 Program.

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

We sell our products in three geographic regions which consist of the Americas region, Europe, Middle East and Africa region ("EMEA"), and Asia-Pacific region ("APAC"). Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance are reflected as total net sales in our Consolidated Statements of Income. (See Note 2 - Revenue of Notes to Consolidated Financial Statements for total net sales by the geographic regions in which we operate).

The following table presents summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended September 30, 2022	$185	$57	$186	$428
Three months ended September 30, 2021	$141	$59	$167	$367

Nine months ended September 30, 2022	$489	$178	$542	$1,209
Nine months ended September 30, 2021	$388	$172	$489	$1,049
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

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
September 30, 2022	$123	$52	$82	$57	$314
December 31, 2021	$125	$51	$76	$60	$312

Note 13 – Debt

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of September 30, 2022 (unaudited) and December 31, 2021, respectively:

	September 30,	December 31,
(in thousands)	2022	2021
Secured Credit Agreement
2022 Term loan (effective interest rate of 4.7%)	$500,000	$—
2021 Revolving credit facility (effective interest rate of 4.7%)	70,000	300,000

Total Debt	570,000	300,000
Less: Unamortized debt issuance costs	(2,232)	—
Less: Current portion of total debt	(25,000)	—
Total Debt, non-current	$542,768	$300,000

Debt Issuance Costs

As of September 30, 2022, debt issuance costs of approximately $2.2 million attributable to the revolving credit facility are presented within "Other long-term assets" in our Consolidated Balance Sheet and debt issuance costs of approximately $2.2 million attributable to the term loan are presented within "Debt, non-current". These amounts are amortized to interest expense over the life of the Credit Agreement.

Credit Agreement

On August 24, 2022, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the "Administrative Agent"), Wells Fargo Securities, LLC, BofA Securities, Inc. and Citibank, N.A., as joint lead arrangers and joint bookrunners, BofA Securities, Inc. and Citibank, N.A., as syndication agents, and the lenders party thereto. The Credit Agreement amends and restates and refinances our Second Amended and Restated Credit Agreement, dated as of June 18, 2021, by and among us, the lenders from time-to-time party thereto and Wells Fargo Bank, National Association, as the administrative agent. All outstanding loans under the Prior Credit Agreement were repaid in full in connection with the entry into the Credit Agreement. The replacement of the previous debt facility with the Credit Agreement was treated as a debt modification and the remaining balance of unamortized debt issuance costs were allocated to the new loan facilities, as described below.

The Credit Agreement provides for an initial $1 billion credit facility consisting of (a) a secured revolving loan facility in an aggregate principal amount of up to $500 million at any time outstanding, with a sublimit of $25 million for the issuance of letters of credit, and (b) a secured term loan facility in an aggregate principal amount of $500 million. Subject to the terms of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loan~~s~~ and/or revolving loan commitments. The revolving loan facility and the term loan facility terminate, and all revolving loans outstanding and/or outstanding term loan amounts (together with accrued interest and fees) are payable in full, on August 24, 2027, unless terminated earlier pursuant to the terms of the Credit Agreement. The term loans amortize in quarterly payments equal to 1.25% of the original principal amount of the term loans, with the remaining outstanding balance due at maturity.

The term loans and revolving loans accrue interest, at our option, at (i) a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted term SOFR for an interest period of one month plus 1.00%, in each case, plus a margin of 0.25% to 0.75%, or (ii) an adjusted term SOFR (for an interest period of one, three or six months) plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of less than or equal to 3.50 to 1.00, which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum consolidated interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

The Credit Agreement provides for a commitment fee of 0.150% to 0.250% per annum, determined based upon our consolidated total net leverage ratio, on the average daily unused portion of the revolving committed amount, payable quarterly in arrears.

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. As of September 30, 2022, there were no Subsidiary Guarantors, and no Guaranty had been executed. In connection with the Credit Agreement, we entered into a Second Amended and Restated Collateral Agreement (the "Collateral Agreement") pursuant to which we granted a continuing security interest on substantially all of our assets, in favor of the Administrative Agent (for the benefit of the lenders under the Credit Agreement), to secure our obligations under the Credit Agreement. Subsidiary Guarantors are required to join the Collateral Agreement and make similar grants of security interests.

The Credit Agreement contains customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices, payment of taxes and other obligations, maintenance of existence, maintenance of properties and insurance, maintenance of books and records, and compliance with applicable laws and regulations. The negative covenants include, among other things, limitations on indebtedness, liens, mergers, consolidations, acquisitions and sales of assets, investments, changes in the nature of the business, affiliate transactions and certain restricted payments. The Credit Agreement contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events, judgment defaults and change in control events, subject to grace periods in certain instances. Upon an event of default, the Administrative Agent and the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum interest rate equal to 2.00% above the otherwise applicable interest rate.

Proceeds of revolving loans of the Credit Agreement may be used for working capital and other general corporate purposes including acquisitions, share repurchases and dividend payouts. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

Note 14 – Commitments and contingencies

We provide product warranties with varying lengths of time and terms. Products sold with one-year limited warranties do not cover anything beyond ensuring that the product functions as intended and are accounted for as assurance-type warranties. Products bundled with multi-year warranty and services obligations or separately-priced optional warranty programs are accounted for as separate performance obligations. For the assurance-type warranties described above, a provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred under the limited warranty. Our estimate is based on historical experience and product sales during the period.  The warranty reserve for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
(In thousands)	(Unaudited)
	2022	2021
Balance at the beginning of the period	$3,210	$2,872
Accruals for warranties issued during the period	1,362	2,037
Accruals related to pre-existing warranties	(567)	(636)
Settlements made (in cash or in kind) during the period	(1,676)	(1,291)
Balance at the end of the period	$2,329	$2,982

In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for certain inventory components ("unconditional purchase obligations"). The majority of our unconditional purchase obligations relate to amounts due within the next 12 months. As of September 30, 2022, our unconditional purchase obligations primarily consist of payments to various suppliers for customized inventory and inventory components. As of September 30, 2022, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $20.9 million. As of December 31, 2021, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $11.7 million. As of September 30, 2022, our outstanding guarantees for payment of customs and foreign grants were not material.

We are not currently a party to any material litigation. However, in the ordinary course of our business, we have in the past, are currently and may likely become involved in various legal proceedings, claims, and regulatory, tax or government inquiries and investigations, and could incur uninsured liability in any one or more of them. We also periodically receive notifications from various third parties related to alleged infringement of patents or other intellectual property rights, commercial disputes or other matters. No assurances can be given with respect to the extent or outcome of any investigation, litigation or dispute.

Note 15 – Restructuring

On October 26, 2021, we initiated a restructuring plan (the “2021 Plan”) that resulted in the site closure of our facilities in Aachen, Germany. This targeted restructuring effort was intended to further optimize our research and development operations and accelerate investment in strategic growth opportunities. The majority of these charges were recognized during the fourth quarter of 2021.

During the third quarter of 2022, we also incurred restructuring-related expenses of less than $1.0 million related to a targeted headcount reduction that will be substantially complete by December 31, 2022. These severance-related charges are presented within "General and Administrative" below.

On October 29, 2020, we announced a workforce reduction plan (the “2020 Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this Plan were recognized during the three months ended December 31, 2020. We implemented a majority of the actions under this Plan as of December 31, 2021. During the third quarter of 2022, we recorded an inventory write-down of approximately $3.9 million, presented in "Cost of sales", related to the final transition of manufacturing activities from our RF and microwave test business from Santa Clara, California to our manufacturing hubs in Hungary and Malaysia. The majority of the other charges incurred are related to severance payments.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Cost of sales	$3,944	$(7)	$3,944	$(50)
Research and development	37	65	729	444
Sales and marketing	—	(223)	—	3,924
General and administrative	813	54	813	2,159
Total restructuring and other related costs	$4,794	$(111)	$5,486	$6,477

A summary of balance sheet activity during 2022 related to our restructuring activity is shown below:

(in thousands)	Restructuring Liability
Balance as of December 31, 2021	$11,520
Income statement expense	1,542
Cash payments	(10,034)
Balance as of September 30, 2022	$3,028

The restructuring liability of $3.0 million at September 30, 2022 related primarily to severance payments associated with the restructuring activity is recorded in the “accrued compensation” line item of our consolidated balance sheet.

Note 16 – Acquisitions

Acquisition of Test Systems Business (“TS Business”) From Kratzer Automation AG (“Kratzer”)

On May 2, 2022, we completed the acquisition of certain assets of, and assumed certain liabilities of, the test systems business of Germany-based Kratzer. As part of this integrated transaction, we also purchased 100% of the shares in certain subsidiaries of Kratzer including Kratzer Automation S.a.r.l. ("Kratzer France"), Kratzer Automation Inc. ("Kratzer US") and Kratzer Automation (Shanghai) Co., Ltd. ("Kratzer China"). The acquisitions of Kratzer France, Kratzer US, and Kratzer China were completed on June 1, 2022, June 2, 2022, and August 26, 2022, respectively. This transaction was accounted for as a business combination using the acquisition method of accounting. Total cash consideration for the transaction was $56.8 million inclusive of $0.7 million in cash acquired. All of the acquired assets and liabilities of the TS Business have been recorded at their respective fair values as of the acquisition date. The acquisition was funded by cash on hand.

Transaction costs have been expensed as incurred. We expensed $2.2 million of transaction costs related to the acquisition of the TS Business, which are included in selling, general and administrative expenses.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of the TS Business (in thousands):

May 2, 2022
Consideration Transferred	$56,806

Cash and cash equivalents	672
Accounts receivable	3,756
Inventories	5,209
Prepaid expenses and other current assets	1,936
Property and equipment	1,151
Goodwill	19,181
Intangible assets	35,502
Operating lease right-of-use assets	4,642
Other long-term assets	109
Accounts payable and accrued expenses	(999)
Accrued compensation	(464)
Operating lease liabilities - current	(1,051)
Other current liabilities	(9,431)
Other taxes payable	95
Operating lease liabilities - non-current	(3,502)
Net Assets Acquired	$56,806

The preliminary purchase price allocation related to the acquisition was not finalized as of September 30, 2022. These preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of purchase price that are not yet finalized relate to intangible assets, income taxes and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and the preliminary average remaining useful lives for identifiable intangible assets acquired.

	Estimated Fair Value (in thousands)	Estimated Useful Lives (in years)
Customer relationships	$5,030	8
Developed software	27,720	5
Trade name contractual rights	2,570	2
Other	182	4-12
Total	35,502

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. The economic useful life was determined by examining the period of time over which a target cumulative present value of discounted cash flows could be achieved.

Developed software represents the fair value of automation systems for performing test bench tasks and management systems for all resources and accruing data in the test field. The economic life of this software is estimated to be 5-8 years based on the expected future utilization of the software in its current form.

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

The preliminary purchase price allocation related to the acquisition was not finalized as of September 30, 2022, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

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

The acquisition was funded primarily by cash on hand in addition to $200 million drawn under our existing credit facility in October 2021. See Note 13 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the year ended December 31, 2021, we expensed $6 million of transaction costs in connection with the acquisition of NHR, which were included in operating expenses.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the NHR acquisition had occurred on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets and an increase in interest expense related to the additional borrowings entered into in connection with the acquisition, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2020, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the three and nine months ended September 30, 2021, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

	Three months ended September 30,	Nine Months Ended September 30,
(in thousands)	2021	2021
Net sales	$376,654	$1,075,653
Net income	$27,460	$48,973

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

Note 17 – Subsequent events

Dividends

On October 19, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on November 28, 2022, to stockholders of record as of the close of business on November 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Instruments Corporation and its subsidiaries (referred to as the “Company,” “we,” “us,” “our,” “National Instruments” or “NI”) has made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Any statements contained herein regarding our future financial performance, operations, plans, investments, expected effects of investments, or other matters (including, without limitation, statements to the effect that we “believe,” “expect,” “plan,” “intend to,” “may,” “could,” “can,” “will,” “project,” “predict,” “anticipate,” “continue,” “strive to,” “endeavor to,” “seek to,” “are committed to,” "remaining committed to," “are encouraged by,” "remain cautious," "remain optimistic," “estimate”, "focus on"; statements of “goals,” “commitments,” "strategy," "opportunities" or “visions”; or other variations thereof or comparable terminology or the negative thereof) should be considered forward-looking statements. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "SEC"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q.

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

•Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We continue to focus on scale and efficiency in serving our broad base of customers. This includes ongoing investment in ni.com for a better digital experience and significantly expanding the usage of our distributor channels. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55% and 59% of our net sales during the three months ended September 30, 2022 and 2021, respectively, and approximately 58% and 61% of our net sales during the nine months ended September 30, 2022 and 2021, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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
Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors such as the impact of the COVID-19 pandemic, geopolitical instability, supply chain constraints, inflationary pressures and tightening monetary policies. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow, or not decline, or that we will remain profitable in future periods.
Backlog

Backlog is a measure of firm orders that are received but have not yet shipped to customers. Our measure of backlog excludes amounts related to shipments where the customer has specified delivery in a future period.

Our backlog was approximately $239 million and $154 million at September 30, 2022 and December 31, 2021, respectively, primarily driven by strong order growth during the year and longer lead times for certain components. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Current business outlook

During the third quarter of 2022, we continued to experience strong demand from our customers across the geographic regions and end markets that we serve, with the value of total orders increasing by approximately 12% compared to the same period in 2021. However, we are seeing indications of softening demand in some areas of our business and we currently expect order growth to slow on a year over year basis over the next few quarters. Although certain end markets, particularly in our broader "Portfolio" and "Semiconductor" industry groups, may be negatively impacted by weaker macroeconomic conditions, we remain optimistic about additional opportunities to drive revenue growth for 2022 and beyond. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, advanced driver assistance systems (“ADAS"), new space innovation, and increased defense spending.

We also continue to experience component shortages for some of our products as well as higher costs to obtain a consistent supply of certain components due to global supply chain constraints. The duration of these supply chain challenges remains uncertain but we are currently expecting the situation to improve in the first half of 2023. Additionally, strong demand and a strategic shift to longer lead times to fulfill orders for certain offerings has continued to shift the timing of revenue recognition into future periods and increase our backlog. While we expect to continue to experience some logistical challenges and cost pressures on our gross margin related to these supply chain constraints over the next few quarters, we are optimistic about our ability to maintain competitive lead times while continuing to maintain higher backlog levels as part of our strategic focus on application-specific system offerings. We have been able to mitigate some of the recent supply chain disruptions by expanding our supplier base, redesigning certain products to remove dependencies on certain components, and leveraging our modular platform to meet our customers' needs with available products.

During the first quarter of 2022, we began to accelerate our transition to a predominantly subscription-based licensing model for the majority of our software offerings. Revenue from software and related services was approximately 19% of our total revenue during the first three quarters of 2022. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we expect some initial headwinds to our net sales and operating profitability during the transition period. However, we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets. We currently estimate the impact of the transition to subscription licensing will reduce our total annual revenue by approximately 2% for 2022, but we expect to see a favorable year over year impact to our revenue beginning in 2023.

As part of our efforts to streamline the process of doing business with NI, we have increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 2,500 accounts we have identified as having a high potential to maintain or expand our business through system-level offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of approximately 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value. During the three months ended September 30, 2022, orders from our Focus accounts and Broad-based accounts increased by 11% and 15%, respectively, compared to the same period in 2021.

We also continue to focus on scale and efficiency when engaging with our Broad-based customers. Our focus to streamline the process of doing business with NI means effectively scaling our operations while also improving the experience for the large number of smaller accounts. We are making additional investments in ni.com for a better digital experience and expect to continue to expand customer reach through our distributor channel during 2022 and beyond. We are also simplifying our product offerings for the Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended September 30, 2022, indirect sales through our distributor channels increased to represent about 18% of our total sales, compared to 12% in the same period of 2021. During the nine months ended September 30, 2022, indirect sales through our distributor channels increased to approximately 15% of our total net sales, compared to 8% in the same period of 2021. As of September 30, 2022, we estimate our distributors were carrying less than $15 million of our products in inventory in total, and the majority of these distributors are not eligible for significant price adjustments related to their previous purchases. For the three months ended September 30, 2022, no single distributor or end customer accounted for more than 4% of our total net sales.

Acquisitions and divestitures

Refer to Note 1 - Basis of presentation and Note 16 - Acquisitions of Notes to Consolidated Financial Statements for additional information on our acquisitions and divestitures during the periods presented.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Net sales:
Americas	45.1%	40.6%	42.3%	39.1%
EMEA	25.8	25.8	25.5	25.7
APAC	29.1	33.6	32.2	35.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	33.6	28.0	32.3	28.3
Gross profit	66.4	72.0	67.7	71.7
Operating expenses:
Sales and marketing	28.0	31.9	30.2	32.9
Research and development	19.4	22.4	20.7	23.2
General and administrative	8.1	8.5	8.7	9.0
Total operating expenses	55.5	62.7	59.6	65.1
Gain on sale of assets	7.9	—	2.8	—
Operating income	18.8	9.3	10.9	6.5
Other expense	(1.2)	(0.5)	(0.7)	(0.9)
Income before income taxes	17.6	8.8	10.2	5.6
Provision for income taxes	3.1	1.4	1.9	0.9
Net income	14.5%	7.4%	8.2%	4.7%
  Figures may not sum due to rounding.

Results of Operations for the three and nine months ended September 30, 2022 and 2021

Net Sales.  The following table sets forth our net sales for the three and nine months ended September 30, 2022 and 2021 along with the changes between the corresponding periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage

Product sales	$389.6	$325.7	63.9	20%	$1,088.1	$927.3	160.8	17%
Software maintenance sales	38.3	41.4	(3.1)	(8)%	120.6	121.7	(1.1)	(1)%
Total net sales	$427.9	$367.2	60.8	17%	$1,208.7	$1,049.0	159.7	15%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three and nine months ended September 30, 2022 were up 17% percent and 15% percent, respectively, compared to the same period in 2021.

•The increase in product sales was primarily attributable to strong demand for our products, recent acquisitions and realization of recent price increases, which was partially offset by changes in foreign currency exchange rates. During the nine-months ended September 30, 2022, we continued to experience strong demand for our system-level offerings, particularly for our semiconductor, transportation, and aerospace, defense and government test solutions (See Note 2 - Revenue for additional information on revenue by industry grouping). The impact of recent pricing changes increased our total revenue for the three months ended September 30, 2022 by approximately 9% compared to the same period in 2021 and 6% for the nine months ended September 30, 2022 compared to the same period in 2021. Geographically, we saw strong growth in the Americas region, which was partially driven by revenue from acquisitions completed within the last 12 months. Recent acquisitions increased our total revenue for the three and nine months ended September 30, 2022 by approximately 5% and 4%, respectively, compared to same periods in 2021.

•The decrease in software maintenance sales was primarily related to the impact of changes in foreign currency exchange rates and an anticipated temporary decrease in software maintenance billings during the trailing twelve months as part of our transition to a subscription licensing model.

Net Sales by Region
The following table sets forth our net sales by geographic region for the three and nine months ended September 30, 2022 and 2021 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage

Americas	$193.0	$148.9	44.1	30%	$511.3	$410.3	101.0	25%
Percentage of total net sales	45.1%	40.6%			42.3%	39.1%

EMEA	$110.3	$94.9	15.5	16%	$308.5	$269.6	38.9	14%
Percentage of total net sales	25.8%	25.8%			25.5%	25.7%

APAC	$124.6	$123.4	1.2	1%	$388.9	$369.2	19.7	5%
Percentage of total net sales	29.1%	33.6%			32.2%	35.2%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international presence by driving growth in existing markets and continuing to increase the use of distributors to sell our products in some countries.

The vast majority of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and nine months ended September 30, 2021). The impact of changes in foreign currency exchange rates on sales includes the net effect of related hedging activities described below.

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended September 30, 2022
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$148.9	44.7	30.0%	(0.6)	(0.4)%	$193.0
EMEA	$94.9	25.5	26.9%	(10.1)	(10.6)%	$110.3
APAC	$123.4	7.7	6.2%	(6.4)	(5.2)%	$124.6
Total net sales	$367.2	77.8	21.2%	(17.1)	(4.6)%	$427.9

	Nine Months Ended September 30, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Nine Months Ended September 30, 2022
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$410.3	102.3	24.9%	(1.2)	(0.3)%	$511.3
EMEA	$269.6	57.0	21.1%	(18.1)	(6.7)%	$308.5
APAC	$369.2	29.6	8.0%	(10.0)	(2.7)%	$388.9
Total net sales	$1,049.0	188.9	18.0%	(29.3)	(2.8)%	$1,208.7
  Figures may not sum due to rounding.

We use a foreign currency cash flow hedging program to help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2022 and 2021, these hedges had the effect of increasing our net sales by $7.3 million and decreasing our net sales by $0.8 million, respectively. During the nine months ended September 30, 2022 and 2021, these hedges had the effect of increasing our net sales by $14.1 million and decreasing our net sales by $5.2 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2022 and 2021).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in our sales mix of revenue from hardware, software and services. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)

(In millions)	2022	2021	2022	2021

Gross Profit	$284.2	$264.4	$818.3	$751.7
% change compared with prior period	7.5%		8.9%
Gross Profit as a percentage of net sales	66.4%	72.0%	67.7%	71.7%

The increases in our gross profit and decreases in gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Nine Months Ended
	(Unaudited)	(Unaudited)
September 30, 2021	72.0%	71.7%
Impact of changes in our selling price	2.4%	1.7%
Impact of changes in foreign currency exchange rates	(1.4)%	(0.7)%
Impact of increase in component costs	(4.4)%	(4.2)%
Impact of changes in sales mix related to recently acquired businesses	(1.3)%	(0.8)%
Impact of changes in inventory write-downs and restructuring related activities	(0.8)%	(0.4)%
Impact of changes in amortization of capitalized software development costs and acquired intangibles	0.4%	0.8%
Impact of changes in sales mix excluding recent acquisitions	0.2%	0.4%
Impact of increase in outbound freight and other logistic costs	(0.7)%	(0.8)%
September 30, 2022	66.4%	67.7%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended September 30, 2022 and 2021, these hedges had the effect of increasing our cost of sales by $1.4 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, these hedges had the effect of increasing our cost of sales by $2.6 million and $0.1 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2022 and 2021).

Operating Expenses. The following table sets forth our operating expenses for the three and nine months ended September 30, 2022 and 2021, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(In thousands)	2022	2021	Change	2022	2021	Change

Sales and marketing	$119,951	$117,065	2%	$365,015	$345,048	6%
Percentage of total net sales	28%	32%		30%	33%

Research and development	$82,861	$82,165	1%	$250,610	$243,685	3%
Percentage of total net sales	19%	22%		21%	23%

General and administrative	$34,617	$31,037	12%	$104,569	$94,672	10%
Percentage of total net sales	8%	8%		9%	9%

Total operating expenses	$237,429	$230,267	3%	$720,194	$683,405	5%
Percentage of total net sales	55%	63%		60%	65%

Operating Expenses - three months ended September 30, 2022

The year over year increase of $7 million in our operating expenses during the three months ended September 30, 2022 was primarily related to the following:

•$5 million increase attributable to amortization of acquisition-related intangibles and acquisition-related transaction and integration costs; and
•$2 million increase in personnel costs, primarily attributable to our recent acquisitions and salary increases, partially offset by a decrease in accruals for expected attainment under our variable compensation program and the impact of changes in foreign currency exchange rates.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the three months ended September 30, 2022 compared to the same period in 2021 were related to an increase in personnel costs, an increase in acquisition related expenses, and an increase in the amortization of acquired intangibles partially offset by a decrease in marketing and tradeshows expenses and lower accruals under our variable compensation programs.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended September 30, 2022 compared to the same period in 2021 were related to an increase in personnel costs related to our recent acquisitions and salary increases offset by lower accruals under our variable compensation programs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 were additional costs related to an increase in outside services partially offset by lower accruals under our variable compensation programs and personnel costs.

Operating Expenses - nine months ended September 30, 2022

The year over year increase of $37 million in our operating expenses during the nine months ended September 30, 2022 was primarily related to the following:

•$15 million increase in personnel costs, primarily attributable to our recent acquisitions, higher salaries and stock-based compensation expense, and higher commissions due to strong bookings growth during the year, partially offset by a decrease in accruals for expected attainment under our variable compensation program and lower severance-related charges;
•$12 million increase related to outside service costs partially offset by lower advertising and trade show spend; and
•$10 million increase related to amortization of acquisition-related intangibles partially offset by lower acquisition-related transaction and integration costs.

Sales and Marketing

The primary drivers of the increase in sales and marketing expenses for the nine months ended September 30, 2022 compared to the same period in 2021 were related to an increase in salaries, travel, and the amortization of acquired intangibles partially offset by lower severance-related costs and lower accruals under our variable compensation program.

Research and Development

The primary drivers of the increase in research and development expenses for the nine months ended September 30, 2022 compared to the same period in 2021 were related to an increase in salaries and outside services, partially offset by lower accruals under our variable compensation programs.

General and administrative

The primary drivers of the increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 were related to an increase in salaries and outside services partially offset by a decrease in acquisition related expenses and lower accruals under our variable compensation program.

Gain on sale of assets. During July 2022, we sold approximately 75-acres of land in Williamson County, Texas and two office buildings in Aachen, Germany. We recognized a total gain of $34 million which is presented as "Gain on sale of assets" in our Consolidated Statements of Income.

Operating Income (loss).  For the three months ended September 30, 2022 and 2021, operating income was $80 million and $34 million, respectively. As a percentage of net sales, operating income was 18.8% and 9.3% for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, operating income was $132 million and $68 million, respectively. As a percentage of net sales, operating income was 10.9% and 6.5% for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating income in absolute dollars for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is attributable to the factors discussed in Net Sales, Gross Profit, Operating Expenses and the Gain on Sale of Assets above.

Other (Expense) Income.

• Interest Income. For the three months ended September 30, 2022 and 2021, interest income was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, interest income was $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2022, the Federal Reserve increased the federal funds rate target from a range of zero to 0.25% to a range of 3.00% to 3.25% However, this increase will likely have limited impact on our interest income given our low levels of short-term investments.

• Interest Expense. For the three months ended September 30, 2022 and 2021, interest expense was approximately $4.9 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was approximately $8.6 million, and $2.6 million, respectively. These interest charges are related to interest on outstanding borrowings, commitment fees and amortization of deferred costs related to the Credit Agreement. Interest expense increased during the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to additional borrowings and a higher benchmark interest rate driven by recent Federal Reserve policy decisions. During the three months ended June 30, 2021, we amended and restated in its entirety and refinanced our existing Credit Agreement. We recognized approximately $0.6 million of expense related to the portion of debt issuance costs that were allocated to the previous Credit Agreement and accounted for as an extinguishment of debt during the second quarter of 2021. We cannot predict future interest expense as it will depend on interest rates and our indebtedness at the time. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of the Credit Agreement and related borrowings.

•Gain (loss) From Equity-Method Investments. For the three months ended September 30, 2022 and 2021, income from equity-method investments was approximately $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, income from equity-methods investment was approximately $0.5 million and loss from equity-method investments was approximately $5.1 million, respectively. The improvement for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Gain/Loss. For the three months ended September 30, 2022 and 2021, net foreign exchange loss was $3.6 million and $1.2 million, respectively. During the nine months ended September 30, 2022 and 2021, net foreign exchange loss was $5.6 million and $2.7 million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary assets and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period.

•Other Gain (Loss). For three months ended September 30, 2022 and 2021, other gain (loss) was $3 million and $(0.3) million, respectively. During the nine months ended September 30, 2022 and 2021, other gain was $5 million and $0.2 million, respectively. The year over year increase for both the three and nine months ended September 30, 2022 was primarily related to a $3.4 million insurance recovery related to a pre-acquisition claim liability from one of our recent acquisitions.

Provision for Income Taxes.    For the three months ended September 30, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 18% and 16%, respectively. For the nine months ended September 30, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 19% and 16%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)
Effective tax rate at September 30, 2021	16%	16%
Foreign-derived intangible income deduction	(5)	(5)
Global intangible low-taxed income inclusion	(3)	(3)
Enhanced deduction for certain research and development expenses	(1)	(1)
Research and development tax credit	(1)	—
Foreign taxes greater than federal statutory rate	8	5
Employee share-based compensation	—	3
Change in unrecognized tax benefits	2	2
State income taxes, net of federal benefit	1	1
Capital gain on assets sale	1	1
Effective tax rate at September 30, 2022	18%	19%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Stock-based compensation
Cost of sales	$1,300	$1,183	$3,775	$3,487
Sales and marketing	7,148	6,332	21,439	18,949
Research and development	6,163	5,811	18,522	17,704
General and administrative	5,429	5,530	17,107	16,050
Provision for income taxes	(3,039)	(2,798)	(7,687)	(10,036)
Total	$17,001	$16,058	$53,156	$46,154

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$371	$421	$1,114	$1,971
Cost of sales	$6,806	$4,194	$17,025	$12,691
Sales and marketing	5,712	2,331	17,423	6,859
Research and development	—	—	(320)	—
Other expense	482	529	1,500	1,476
Provision for income taxes	(2,272)	(917)	(5,802)	(2,870)
Total	$11,099	$6,558	$30,940	$20,127

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Acquisition-related transaction and integration costs, restructuring charges, and other
Net sales	$(411)	$—	$(411)	$—
Cost of sales	$6,604	$(7)	$8,548	$(50)
Sales and marketing	2,819	584	5,464	6,071
Research and development	453	386	1,555	1,422
General and administrative	1,461	850	4,479	7,388
Gain on sale of business/assets	(33,636)	—	(33,636)	—
Other expense	(3,153)	316	(5,285)	4,322
Provision for income taxes	5,850	(238)	4,494	(3,701)
Total	$(20,013)	$1,891	$(14,792)	$15,452

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2022	2021	2022	2021
Capitalization and amortization of internally developed software costs
Cost of sales	$1,160	$5,532	$5,090	$18,633
Research and development	(202)	(525)	(388)	(1,246)
Provision for income taxes	(216)	(1,192)	(1,059)	(3,792)
Total	$742	$3,815	$3,643	$13,595

Liquidity and Capital Resources

Overview

At September 30, 2022, we had $149 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents as of September 30, 2022:

(in millions)	Domestic	International	Total
Cash and cash equivalents	$57.7	$91.3	$149.0
	39%	61%

The following table presents our working capital, cash and cash equivalents and short-term investments:

	September 30, 2022	December 31,	Increase/
(In thousands)	(unaudited)	2021	(Decrease)

Working capital	$619,843	$486,335	$133,508
Cash and cash equivalents (1)	149,002	211,106	(62,104)
Short-term investments (1)	—	—	—
Total cash, cash equivalents and short-term investments	$149,002	$211,106	$(62,104)

(1) Included in working capital

Our principal sources of liquidity include cash, cash equivalents, cash flows generated from our operations, cash generated from issuance of common stock through our employee stock purchase plan and available borrowings under the Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2021 and September 30, 2022 were:

◦Cash and cash equivalents decreased by $62 million for the nine-month period ended September 30, 2022. Additional analysis of the changes in our cash flows for the period ended September 30, 2022 compared to the prior year period is discussed below;

◦Inventory increased by $84 million. Inventory turns on a trailing twelve-month basis were 1.5 at September 30, 2022 and 1.5 at December 31, 2021. The increase in inventory was primarily attributable to an increase in the unit cost and volume of our raw materials to support increased demand for our products and minimize supply chain disruptions;

◦Accounts receivable, net increased by $40 million. Days sales outstanding increased to 64 days at September 30, 2022, compared to 58 days at December 31, 2021. The increase in accounts receivable is primarily related to quarterly fluctuations in our net sales;

◦Prepaid and other current assets increased by $54 million, which was primarily related to timing of prepaid insurance and service renewals, prepaid tax assets, and changes in the fair value of our foreign currency forward contracts;

◦Accounts payable and accrued expenses increased by $14 million, which was primarily related to the timing of invoices to our raw materials suppliers;

◦The current portion of deferred revenue decreased by $20 million, which was primarily related to the impact of changes in foreign currency rates and an anticipated decrease in software billings due to the ongoing transition of our remaining perpetual license offerings to a subscription licensing model;

◦Accrued compensation decreased by $50 million attributable to annual payments under our variable compensation programs related to 2021 attainment and severance payments, partially offset by accruals related to expected payouts under our 2022 variable compensation programs;

◦Other current liabilities increased by $11 million which was primarily related to changes in the fair value of our foreign currency forward contracts and the timing of certain tax payments; and

◦Other taxes payable increased by $2 million primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow

The following table summarizes our cash flow results for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(In thousands)	(unaudited)
	2022	2021
Cash (used in) provided by operating activities	$(8,930)	$86,036
Cash used in investing activities	(74,561)	(5,533)
Cash provided by (used in) financing activities	30,104	(107,702)
Effect of exchange rate changes on cash	(8,717)	(2,336)
Net change in cash and cash equivalents	(62,104)	(29,535)
Cash and cash equivalents at beginning of period	211,106	260,232
Cash and cash equivalents at end of period	$149,002	$230,697

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the nine months ended September 30, 2022 decreased by $95 million compared to the same period in 2021. This decrease was primarily due to a $110 million decrease in cash provided by changes in operating assets and liabilities during the year, further described below, partially offset by an increase of $15 million in net income adjusted for certain non-cash operating items, including stock-based compensation, depreciation and amortization, and gains on sale of assets:

•The aggregate of changes in accounts receivable, inventory and accounts payable used net cash of $133 million during the nine months ended September 30, 2022 compared to net cash used of $47 million in the comparable period in 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly increased inventory purchases compared to 2021 to support current and anticipated demand for our products and minimize supply chain disruptions.

◦The changes in accrued compensation used cash of $35 million during the nine months ended September 30, 2022 compared to cash provided of $4 million during the nine months ended September 30, 2021. The year over year change is primarily related to an increase in payments under our variable pay programs due to 2021 attainment partially offset by lower severance payments.

◦The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities used cash of $37 million during the nine months ended September 30, 2022 compared to $52 million in the comparable period in 2021.

Investing Activities

Cash used in investing activities increased by $69 million for the nine months ended September 30, 2022 compared to the same period in 2021. This was primarily attributable to an increase in cash outflows related to acquisitions of $53 million and capital expenditures of $13 million during the first three quarters of 2022, compared to the same period in 2021. During the nine months ended September 30, 2022 cash proceeds received from the net sale of short-term investments decreased by $60 million which was mostly offset by a $16 million decrease in cash outflows related to equity-method investments and $41 million in proceeds received from the sale of real estate described. (See Note 1 - Basis of Presentation for additional discussion regarding our recent asset sales).

Financing Activities

Cash provided by financing activities increased by $138 million for the nine months ended September 30, 2022 compared to the same period in 2021. This was primarily related to a $268 million increase in net proceeds received from our debt facilities, net of issuance costs, partially offset by an increase in cash outflows related to our share repurchases of $127 million and an increase in our dividend payments of $4 million . (See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program and Note 13 - Debt for additional discussion about our debt facilities).

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of the Form 10-K. At September 30, 2022, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of September 30, 2022.

Credit Agreement. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on our Credit Agreement.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At September 30, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the issuance of common stock through our employee stock purchase plan, available borrowing capacity under the Credit Agreement and additional credit capacity will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may seek to pursue additional financing or to raise additional funds by seeking additional credit financing, including through an increase in revolving and/or term loan commitments under the Credit Agreement, or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks. Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and, except as noted below, there were no material changes during the nine months ended September 30, 2022 to this information reported in our Form 10-K.

Interest Expense Risk

Our borrowings under the Credit Agreement bear interest at a variable rate which exposes us to market risk related to changes in interest rates. We have not entered into derivative transactions related to our borrowing arrangements. The primary base interest rate is SOFR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease annual net income and cash flow by $6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain Global Economic and Geopolitical Conditions, Including in China and Other Countries, Could Materially Adversely Affect Our Business and Results of Operations. Our operations and performance are sensitive to fluctuations in general economic and geopolitical conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China, or new or existing trade tensions with other countries, geopolitical instability, pandemics and other major public health issues including the COVID-19 pandemic, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. For example, in recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. or other governments could adversely affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. Protectionist and retaliatory trade measures by any of the United States, China or another country could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. In addition, the application of various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. The ongoing geopolitical tensions related to Russia’s invasion of Ukraine and resulting sanctions imposed by the U.S. and other countries have impacted our shipments and ongoing services to customers with operations in Russia and Ukraine. During the first quarter of 2022, we suspended sales into Russia. Although our sales into Russia represented less than 1 percent of our total revenue in 2021, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information as of September 30, 2022 with respect to the shares of our common stock that we repurchased under our stock repurchase program during the third quarter of 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs (1)

July 1, 2022 to July 31, 2022	—	$—	—	$191,114,923

August 1, 2022 to August 31, 2022	520,902	$41.91	520,902	$169,284,570

September 1, 2022 to September 30, 2022	1,512,233	$39.68	1,512,233	$109,284,577
Total	2,033,135	$40.25	2,033,135	$109,284,577
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
10.1*
Third Amended and Restated Credit Agreement, dated as of August 24, 2022, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto

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

Dated:  October 28, 2022

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Karen Rapp
Karen Rapp
EVP, Chief Financial Officer
(Principal Financial Officer)