Form 10-K
period 2022-12-31
NATIONAL INSTRUMENTS CORP
filed 2023-02-21
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[☒]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
Large accelerated filer [X] Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No [x]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2022, was $2,555,906,297 based upon the last sales price reported for such date on the NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2022, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At the close of business on February 13, 2023, the registrant had outstanding 131,484,530 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 9, 2023 (the “Proxy Statement”).

Form 10-K
For the Fiscal Year Ended December 31, 2022

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

ITEM 1.    BUSINESS
Overview
National Instruments Corporation (the "Company," "NI," "we," "us" or "our") started over 40 years ago on an idea of connecting engineers through software. Our founders created technology to connect instruments to computers in order to accelerate the testing and measurement of innovative technology, and this was the seed of a philosophy of accelerating innovation that continues to be a driving force of our culture, our business, and our operations today. We strive to enable customers around the world to do their most ambitious work while meeting fast-moving market demands. We provide the integration of a modular flexible software connected platform and open, flexible software systems, to consistently support organizations’ evolving test and measurement needs. Our hope is that in 100 years’ time, future generations will continue to benefit from the results of the innovation of virtualizing test and measurement we make possible today.

Our overarching goal, which we call our core strategic vision, is to be the leader in software connected automated test and automated measurement systems. This vision provides a framework to help us achieve our financial goals of accelerated growth and enhanced profitability by:

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

In pursuing our vision, we have empowered our team to be deliberate about the market opportunities we pursue to accelerate growth by targeting the applications where we believe our systems can provide significant value to our customers. We believe our long-term track record for innovation and our differentiation in the market helps support the success of all our stakeholders, including customers, employees, community, and stockholders.

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

    The NI software platform spans the full range of customer needs, from high-performance driver software for NI hardware to general-purpose development tools that allow customers to create their own IP to higher-level software products that directly meet targeted customer applications. A hallmark of the NI software platform is the integration of NI and third-party software and hardware. During 2022, we accelerated the transition of the majority of our remaining perpetual license offerings to a primarily on-premise subscription license model. We expect the lower upfront cost of our subscription licenses to increase the number of active seats and drive additional recurring revenue growth over time.

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

Operations Management and Analytic Enterprise Software

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

Increasingly, our customers’ applications demand more system capabilities that more closely match their application needs. We have continually evolved our offering to include highly innovative products and application-specific systems. This way we provide customizable increased functionalities through test and measurement virtualization in contrast to providing fixed measurement boxes. One example in the semiconductor industry is our NI Semiconductor Test System ("STS"), which combines NI modular instrumentation with NI software for radio frequency ("RF") and mixed-signal production testing. The STS features fully production-ready test systems that use NI technology in a form factor suitable for a semiconductor production test environment. The STS combines the NI PXI hardware, TestStand test management software, and LabVIEW graphical programming software inside a fully enclosed test head. The compact STS design houses all the key components of a production tester while using a fraction of the floor space, power, and maintenance typically required by traditional automated test equipment. With the open, modular design, engineers can take advantage of the latest industry standard PXI modules for more instrumentation and computing power. We are seeing a similar need for application specific systems in the Transportation industry. With the increase in both the volume and complexity of electrical components in vehicles, NI customers need to increase production test capacity while minimizing costs. The NI ECU Test System (ECUTS) reduces the cost of test by testing multiple engine control units (ECUs) in parallel in the same or similar footprint to traditional test systems. This system is defined by software and built on the NI modular hardware platform which increases flexibility for our customers and protects against rapid requirements changes in the future. In addition, electrification has become a major trend in the automotive industry and battery technology is a major contributor to electric vehicle capabilities such as range, performance, and charging time. Battery technology is also changing rapidly and requires long test cycle times during the development process. The NI Battery Test System (BTS) automates the process of testing battery performance during design validation by providing a system-level starting point for the most common battery cycle tests and is configurable for rapidly adjusting to unique testing requirements in order to accelerate the design process. Our acquisitions of Heinzinger Automotive GmbH ("Heinzinger") and Kratzer Automation AG's ("Kratzer") test systems business during 2022 and N H Research, LLC ("NHR") in the fourth quarter of 2021 expand our EV, battery, test system and sustainable energy portfolio, thereby providing customers with critical power-level test capabilities.

Services and Support

We provide global services and support as part of our commitment to our customers’ success. Our services and support have always played a key role in helping our customers to design, deploy and create. Our services and support team is comprised of highly qualified engineers and experts who help our customers to meet their application needs. Our Professional Services offering supports integration of our standard products with custom hardware and software solutions to meet the specific requirements of our customers. Our Methodology Consulting Services offering provides strategic guidance to our customers to assess, design and implement solutions to enhance their processes. With direct operations in approximately 40 countries, NI has local market expertise, on-site services, and technical support to enable customer success.

Through our ecosystem, with an active community of software developers and over 1,000 National Instruments Partners around the world, we are able to unleash the power of virtualization to deliver solutions tailored to customer needs. Our NI Partners have deep knowledge of NI systems and the rich domain expertise to connect the right technologies, strategies, and support based on customers’ business needs.

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

Hardware Services and Maintenance

Warranty and Repair. We offer standard and extended warranties to help meet project life-cycle requirements and provide repair services for our products, express repair, and advance replacement services. During 2022, we began to include additional service entitlements as part of the standard warranty for a vast majority of our hardware offerings. These entitlements now include access to technical support and dependable repair and replacement coverage.

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

Markets and Applications

NI invests to enhance our offerings in software connected systems in the semiconductor and electronics, transportation, and aerospace, defense, and government ("ADG") industries. We are able to leverage the investments in these areas to serve a broad base of diverse customers in the other industries we serve.

•Semiconductor and Electronics

Within the semiconductor & electronics industries, customers are facing pressure to accelerate time-to-market combined with rapid increases in product complexity. We are investing to increase our ability to deliver flexible, automated test, and measurement solutions that scale from characterization to production and from wafer to electronic device. This will help to meet the business needs of integrated circuit ("IC") and electronic device manufacturers. IC makers are pressured to deliver more integrated solutions, ensure high levels of quality and reliability, remain cost competitive, and shorten time to market to meet tight market windows. We continue to innovate with solutions that span our customers' product development lifecycle, focused on helping R&D organizations shorten their time to market and helping manufacturing organizations address the cost and complexity of testing driven by the next generation of smart devices. Key technologies ranging from new tools for data management, advanced analytics software, and frameworks that drive interoperability with open-source tools remain critical elements of our ongoing innovation in this space.

•Transportation

The automotive industry is evolving to drive continued innovation in electrification and advanced driver-assistance systems ("ADAS"). New test challenges and requirements are coming faster than ever, and we believe the highly adaptable nature of our software-centric systems drives exceptional value for our customers. Our application-specific solutions and open test systems give automotive customers the flexibility to meet growing needs for speed, complexity, and tightening budgets. By optimizing their test workflows and connecting their test data, we help customers produce safer batteries faster, improve their electric powertrains, test earlier in the development cycle, minimize cost, and increase test coverage. Our software- and data- centric approach provides flexibility and scalability to address rapid changes in requirements and technology.

•Aerospace, Defense and Government

Over the years, we have built a deep understanding of how to help our ADG customers optimize test strategies to meet increasingly demanding technical and business requirements across the product lifecycle. We help our customers control their proprietary IP through our software offering while meeting their demands for highly customized and long life-cycle systems. Our adaptive, open technologies are designed to reduce the cost of maintenance and support by proactively managing technology insertion and life-cycle management strategies. Our combination of flexible hardware and open software also allows for rapid prototyping and validation of new technologies, reducing the time to innovate. This is particularly important as our customers' devices increasingly feature embedded software that requires real-time, system-level testing that is difficult to adapt with proprietary systems or difficult to maintain with in-house designs. These applications are well suited to our high performance software. All of these benefits become even more impactful in fast moving, innovative areas such as commercial aerospace.

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

Our Customers

We continue to have a broad, diverse set of customers with over 35,000 customer accounts worldwide, with no customer representing more than 4% of our revenues in each of the past three years.

Sales and Distribution

We distribute and sell our products primarily through a direct sales organization. We also use independent distributors, OEMs, value-added resellers ("VARs"), system integrators and consultants, each of whom we refer to as partners, to market and sell our products.

We continue to focus on scale and efficiency in serving our broad base of customers. Our focus on streamlining the process of doing business with NI means both reducing our costs and improving the experience of the large number of smaller accounts we serve. This includes investment in ni.com for a better digital experience and continuing to expand the usage of our distributor channel. We believe increasing sales through our partner ecosystem will allow us to expand our presence within certain markets while also creating more opportunities for our direct sales force to support proactive engagement with our larger accounts where we can deliver value through our application-specific system offerings that leverage our platform.

We have sales and support offices in approximately 40 countries. Sales outside of the U.S. accounted for approximately 59%, 61% and 63% of our revenues in 2022, 2021 and 2020, respectively. We believe the ability to provide comprehensive service and support to our customers is an important factor in our business. We generally permit customers to return products within 30 days from receipt for a refund of the purchase price less a restocking charge. Our hardware products are generally warranted against defects in materials and workmanship for one year from the date we ship the products to our customers. Historically, warranty costs and returns have not been material.

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

Competition

We operate in a highly competitive market, with competition offering products and solutions specific to industries and applications. Different competitors offer hardware, software or solutions that directly compete with different aspects of our business. Key competitors include Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, Teradyne and others.

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
Our research and development expenses were $332 million, $336 million and $280 million in 2022, 2021, and 2020, respectively.
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. We hold a number of registered and pending patents in the U.S. and other countries. Certain of our issued U.S. patents are software patents related to LabVIEW and cover fundamental aspects of the graphical programming approach used in LabVIEW. Our patents expire from 2023 to 2041. The expiration of any particular patent in the short term is not expected to have any material adverse effects on our business. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents held by us may be invalidated, circumvented, challenged or licensed to others. We also own certain registered trademarks in the U.S. and in other countries. See further discussion regarding risks associated with our patents in Item 1A, Risk Factors, Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation.

Manufacturing and Suppliers

We manufacture a majority of our product at our facilities in Debrecen, Hungary and Penang, Malaysia. Our product manufacturing operations can be divided into three areas: electronic circuit card, module assembly and chassis production; system completions; and electronic cable assembly. Most of our electronic circuit card assemblies, modules and chassis are manufactured in-house, although contractors are used from time to time. Similarly, a majority of the system and offering assemblies are also assembled in-house. Most of our electronic cable assemblies are produced by contractors; however, we do manufacture some on an exception basis. Our software, technical manuals and product support documentation are delivered digitally wherever possible. In those cases where physical media is required, we use outside partners to produce these materials.

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

Backlog

Backlog is a measure of firm orders that have been received but have not yet been fulfilled. At December 31, 2022, our backlog was approximately $451 million compared to approximately $261 million at December 31, 2021. Our reported backlog as of December 31, 2021 has been recast to conform with our current definition of backlog as of December 31, 2022. Specifically, our current definition of backlog now includes orders where the customer has specified delivery in a future period, typically within the next 12 months. The increase in backlog was primarily driven by strong order growth during the year and longer lead times for certain components. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Human Capital

At NI, we believe our company, our people and our products make a positive impact on society and the planet. We consider our employees to be one of our greatest assets and critical to our continued success. As of December 31, 2022, we had approximately 7,000 employees worldwide, of which approximately 38% are in the Americas, 33% in the Europe, Middle East and Africa ("EMEA") region, and 29% in the Asia-Pacific ("APAC") region. During the first quarter of 2023, we announced a workforce reduction plan intended to accelerate our growth strategy and further optimize our operations and cost structure. See Note 19 - Subsequent Events of Notes to Consolidated Financial Statements for additional details on our restructuring initiatives.

Our Culture and Values

Our Core Values are the principles that guide the way we behave, the work we do, and the decisions we make. They are the foundation of our culture and determine how we engage with our customers, communities, and each other.

•Be Bold: As creative problem solvers, we challenge the status quo and think big to shape the future for ourselves, our customers, our communities, and our planet.

•Be Kind: We value different perspectives and seek to help one another be more effective through candid feedback and a supportive community where everyone belongs.

•Be Connectors: We are in this together. By sharing viewpoints and collaborating as one, we can sharpen, hone, and propel our best ideas forward

Our Code of Ethics is instrumental in creating a workplace that values each of our employees and emphasizes an ethical approach to doing business and managing our people. We also strive to abide by the employment laws of all the countries in which we operate.

Engagement

We are focused on employee engagement. Each year we conduct an Employee Engagement Survey to enhance our understanding of our employees’ experiences at NI and identify the key drivers of their engagement. The survey results are used to calculate an overall engagement index and measure several underlying elements that contribute to employee engagement such as strong business direction, manager engagement, employee empowerment, and requirements with clear, actionable insights. In 2022, nearly 93% of our employees participated in our annual engagement survey. Each year, this survey provides our organization with insights on employee impressions of and experiences with NI. The insights help us prioritize what actions to take to help increase employee commitment to and belief in NI. Over the past three years, our survey results have been consistent with industry benchmarks, and our overall engagement metrics have been relatively consistent. In 2022, we saw improvement in key areas of intentional focus including employee understanding and confidence of our new strategy, collaboration across teams and sense of belonging, and continued strong support from our people managers.

Diversity, Equity, Inclusion and Belonging

In 2020 NI launched Engineering Hope, which is an ambitious 10-year impact strategy and vision of a more sustainable, equitable and inclusive world, where diversity is embraced and innovation is fostered. We are committed to creating a diverse, inclusive workforce, that fosters well-being, equity and a culture of belonging, where all employees feel welcomed, valued, respected, and heard. As a place where employees share their excitement for our culture and our values, NI’s diversity, equity, inclusion, and belonging efforts and initiatives will focus on changing the faces of engineering and building an equitable and thriving society. As one of the critical tools to build a culture of inclusion and belonging, NI endorses Inclusion Resource Groups, which are employee-led groups that positions members of historically excluded populations to contribute to our mission to have a culturally diverse, equitably minded, and inclusive community where people feel a sense of belonging. In support of fostering a creative and innovation driven work environment, we believe in shaping an inclusive workplace at NI, we utilize equity and inclusion professional development to build cultural acumen and provide the skills and knowledge as well as develop and implement comprehensive inclusive hiring practices to identify and hire diverse talent across the globe.

Employee Safety

We are committed to the safety and well-being of our employees and their families. We are committed to protecting our team members everywhere we operate. We support employees with general safety, security and crisis management training, and by putting specific programs in place for those working in potentially hazardous environments. Additionally, we work to protect the safety and security of our team members, visitors and customers at each of our site locations. We also continue to assess the need for additional health and safety protocols related to the COVID-19 pandemic.

Talent Management and Total Rewards

Our vision is to shape a values-driven, high performance organization where we maximize our greatest advantage – our people. We do so by investing in engaged and diverse people, having values-driven leaders, collaborating and making data-driven decisions with agility and speed, always learning, and staying focused on delivering long-term value.. We are committed to providing total rewards that are market competitive and differentiated based on performance and aligned to our strategic priorities. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, shareholder value.

Our performance approach includes agile individual goal setting, ongoing performance check-ins, coaching with managers, peer feedback and an annual summary of performance results focused on both what employees achieved as well as how they achieved it.

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
RISKS RELATED TO OUR ABILITY TO GROW OUR BUSINESS
A Global Shortage of Key Components Has and May Continue to Adversely Affect Our Business and Results of Operations. Various factors, including increased demand for certain components and production delays due to COVID-19 and other natural events and disasters, are contributing to shortages of certain components used in our products and increased difficulties in our ability to obtain a consistent supply of materials at stable pricing levels. The supply shortages have increased the costs and lead times for certain components. Longer lead times may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations. If we are unsuccessful in resolving any such component shortages in a timely manner, we will experience a significant impact on the timing of revenue, a possible loss of revenue, or an increase in manufacturing costs, any of which would have a material adverse impact on our operating results.

Uncertain Global Economic and Geopolitical Conditions, Including in China and other countries, Could Materially Adversely Affect Our Business and Results of Operations. Our operations and performance are sensitive to fluctuations in general economic and geopolitical conditions, both in the U.S. and globally. Uncertainty about global and regional economic conditions poses a risk to us as businesses may decrease or postpone spending in response to events such as continued trade tensions between the U.S. and China, or new or existing trade tensions with other countries, geopolitical instability, pandemics and other major public health issues including the COVID-19 pandemic, financial market volatility, tariffs or other trade restrictions, government regulatory actions, negative financial news or other factors. Negative trends or sentiments in worldwide and regional economic conditions have in the past and could again have a material adverse effect on demand for our products and services. For example, in recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. or other governments could adversely affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. Protectionist and retaliatory trade measures by any of the United States, China or another country could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Even if resolved, these trends could have a broad negative impact on the global industrial economy, which could have a material adverse impact on our business and our results of operations. In addition, the application of various regulations depends on the classification of our products which can change over time as such regulations are modified or interpreted. Furthermore, in connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, the U.S. and other governments have imposed enhanced export controls on many products and sanctions on many industry sectors and parties in Russia. Although we discontinued sales in Russia during 2022, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.

We have continued to experience an increase in inflationary pressures in most of the jurisdictions in which we operate. We have and may continue to attempt to offset the effect of these inflationary pressures by increasing the prices of our products. These factors as well as others we may not contemplate could have a material adverse effect on the spending patterns of businesses including our current and potential customers which could have a material adverse effect on our net sales and our results of operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Current business outlook” in this Form 10-K for information regarding recent business conditions.

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
•geopolitical conflicts;
•major public health concerns, including the COVID-19 pandemic;
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

For example, from time to time, the U.S. government has sanctioned or added certain of our customers based in China to its “Entity List”, which imposes restrictions or prohibitions on sales to such customers. Although the addition of these customers to the Entity List did not have a material adverse effect on our business, financial condition and results of operations, the U.S. government has the power to place additional customers on the Entity List or impose other restrictions on these or other customers, distributors or suppliers, and such actions could prohibit us from selling products or providing services to such customers, receiving payments from such customers or purchasing products from such entities. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by the Chinese or other governments have at times limited or prevented us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. As a result, even if we are currently in compliance with applicable regulations, there can be no assurance that we will not have to incur additional costs or take additional compliance actions in the future, or be able to continue selling to these customers. Failure to comply with these regulations could result in fines or termination of import and export privileges, which could have a material adverse effect on our operating results. Additionally, the regulatory environment in some countries is very restrictive as their governments try to protect their local economy and value of their local currency against the U.S. dollar.

We Continue to Face Risks Related to Adverse Public Health Matters, Including Epidemics and Pandemics such as the COVID-19 Pandemic. Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has adversely affected our operations throughout the world, as well as the facilities of our suppliers and customers. These disruptions have included and may continue to include, depending on the specific location, logistical challenges and limitations, reduced demand from certain customers, and government regulations that require us to adjust or restrict our operations at certain of our facilities, incur additional costs, adapt to challenges presented by travel restrictions and “work-from-home” orders and/or require employee vaccinations. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to manufacture, ship or deliver products and solutions to customers.

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
We are continually working to maintain reliable information technology systems to control costs and improve our ability to deliver our products in our markets worldwide. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve, and our business policies and internal security controls may not keep pace as new threats emerge. In an effort to mitigate the spread of COVID-19, we have transitioned a significant number of our employees to a remote work environment. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. No assurance can be given that our efforts to continue to enhance our systems will be successful. Although we maintain insurance to cover certain information technology risks, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.
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
Concentrations of Credit Risk and Uncertain Conditions in the Global Financial Markets May Adversely Affect Our Business and Results of Operations.  By virtue of our holdings of cash, investment securities and foreign currency derivatives and interest rates swaps, we have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks and investment banks. Many of these transactions expose us to credit risk in the event of a default of our counterparties. We continue to monitor the stability of the financial markets, particularly those in emerging markets. We can give no assurance that we will not be negatively impacted by any adverse outcomes in those markets. There can be no assurance that any losses or impairments to the carrying value of our financial assets as a result of defaults by our counterparties would not materially and adversely affect our business, financial position and results of operations.
We Operate in Intensely Competitive Markets.  The markets in which we operate are characterized by intense competition from numerous competitors, some of which have larger market capitalization and resources than we do, and we may face further competition from new market entrants in the future. Key competitors are Advantest, Anritsu, Fortive, Keysight, Rohde & Schwarz, Teradyne and others. These competitors offer hardware and software products that provide solutions that directly compete with our software-defined automated test and automated measurement systems. Because these companies have strong positions in the instrumentation business, new product introductions by them, changes in their marketing strategy or product offerings or aggressive pricing strategies by them to gain market share could have a material adverse effect on our operating results.
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

We Make Significant Investments in New Products and Our Success Depends on New Product Introductions and Market Acceptance of Our Products. We plan to continue to make significant investments in research, development, and marketing for new and existing products and technologies. We have made and expect to make significant investments in software and other technology development related to new and enhanced features of our products. The market for our products is characterized by rapid technological change, evolving industry standards, changes in customer needs and frequent new product introductions, and is therefore highly dependent upon timely product innovation. Our success is dependent on our ability to successfully develop and introduce new and enhanced products on a timely basis to replace declining revenues from older products, and on increasing penetration in domestic and international markets. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of new technologies and evolving data analytics offerings. If we do not anticipate or keep pace with these technological and other changes impacting the test and measurement industry, it could also limit our ability to compete in desired markets. As has occurred in the past and as may be expected to occur in the future, we have experienced significant delays between the announcement and the commercial availability of new products. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on our operating results. There can be no assurance that we will be able to introduce new products in accordance with announced release dates, that our new products will achieve market acceptance or that any such acceptance will be sustained for any significant period. Failure of our new products to achieve or sustain market acceptance could have a material adverse effect on our operating results. We have also recently transitioned the majority of our software offerings to a subscription-based licensing model. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, our ability to achieve these financial objectives is subject to risks and uncertainties and we expect some initial headwinds to our net sales and operating profitability during the transition period. Accelerating our subscription-based licensing offerings requires a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Whether our transition will be successful and will accomplish our business and financial objectives is subject to uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, and our costs. If we are unable to successfully establish these new offerings and navigate our business transition due to the foregoing risks and uncertainties, our business and financial results could be adversely impacted.
Our Manufacturing Capacity, and a Substantial Majority of our Warehousing and Distribution Capacity is Located Outside of the U.S. We manufacture a majority of our product volume at our facilities in Debrecen, Hungary and Penang, Malaysia. In order to enable timely shipment of products to our customers we maintain the substantial majority of our inventory at our international locations. In addition to being subject to the risks of maintaining such a concentration of manufacturing capacity and global inventory, these facilities and their operations are also subject to risks associated with doing business internationally, including, but not limited to:
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

We Are Subject to the Risk of Product Liability Claims.  Our products are designed to provide information upon which users may rely. Our products are also used in “real time” applications requiring extremely rapid and continuous processing and constant feedback. Such applications give rise to the risk that a failure or interruption of the system or application could result in economic damage, bodily harm or property damage. We attempt to assure the quality and accuracy of the processes contained in our products, and to limit our product liability exposure through contractual limitations on liability, limited warranties, express disclaimers and warnings as well as disclaimers contained in our “shrink wrap” and electronically displayed license agreements with end-users. If our products contain errors that produce incorrect results on which users rely or cause failure or interruption of systems or processes, customer acceptance of our products could be adversely affected. Further, we or our customers could be subject to product recall obligations, and we could be subject to liability claims that could have a material adverse effect on our operating results or financial position. Although we maintain insurance for certain types of claims, there can be no assurance that such insurance may provide sufficient coverage or any coverage for the claims which may occur. There can be no assurance that the contractual limitations used by us to limit our liability will be sufficient to limit any claims which may occur.

Our Business Depends on Our Proprietary Rights and We Have Been Subject to Intellectual Property Litigation. Our success depends on our ability to obtain and maintain patents and other proprietary rights relative to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may have in the past infringed or violated certain of our intellectual property rights. We from time to time engage in litigation to protect our intellectual property rights. In monitoring and policing our intellectual property rights, we have been and may be required to spend significant resources. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent unauthorized use, copying, misappropriation, or theft of our intellectual property or other infringement on or violation of our intellectual property rights. Intellectual property laws differ in various jurisdictions in which we operate and are subject to change at any time, which could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues is derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we may be required to engage in costly and time-consuming litigation or other proceedings and we may not ultimately prevail. From time to time, we may be notified that we are infringing on certain patent or intellectual property rights of others. There can be no assurance that any future intellectual property dispute or litigation will not result in significant expense, liability, injunction against the sale of some of our products, and a diversion of management’s attention, any of which may have a material adverse effect on our operating results.

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

Our Products are Complex and May Contain Bugs, Vulnerabilities, Errors, or Design Flaws.   As has occurred in the past and as may be expected to occur in the future, our hardware products, software products and third-party components or operating systems on which our products are based may contain bugs, vulnerabilities, errors or design flaws. Our products also operate in conjunction with third-party products and components across a broad ecosystem, and, as has occurred in the past and as may be expected to occur in the future, these third-party products and components may contain bugs, vulnerabilities, errors or design flaws. Any of such bugs, vulnerabilities, errors or design flaws in our products, third-party components or operating systems on which our products are based, and third-party products and components in conjunction with which our products operate, or fixes to these issues, may have a negative impact on the performance of our products and may also be exploited by third parties, including state sponsored organizations, to conduct cyber-attacks. For example, if we experienced an attack on our software products similar to the attack that impacted our supplier Solarwinds, such attack could disrupt our software and our customers, allow unauthorized users into our customers' proprietary information, or cause other destructive outcomes. The negative impact of any of the foregoing matters could adversely impact the performance of our products, result in additional costs or liability claims, lead to reduced revenue, cause harm to our reputation or competitive position, and result in a material adverse impact on our operating results. Although we maintain insurance to cover certain information technology risks, there can be no assurance that such insurance or the contractual limitations used by us to limit our liability will be sufficient to cover or limit any claims which may occur.

Our Restructuring Activities May not be Successful and May Adversely Impact Employee Hiring and Retention, Our Results of Operations and Financial Condition. Over the past several years we have implemented workforce reduction plans intended to accelerate our growth strategy and further optimize our cost structure. During the first quarter of 2023, we announced a workforce reduction plan. Refer to Note 19 - Subsequent Events and Note 18 - Restructuring Activities of our Notes to Consolidated Financial Statements for additional information on these activities. Our restructuring activities may also subject us to reputational risks and litigation risks and expenses. We cannot provide any assurance that we will realize the anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other adverse consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or on our ability to attract and retain highly skilled employees, which may result in weaknesses in our infrastructure and disruption to our operations, which could lead to a number of negative outcomes such as a negative impact on our ability to comply with legal or regulatory requirements, a loss of business opportunities to competitors, delays in or inability to complete our research and development roadmaps, reduced productivity among remaining employees, and other negative outcomes we cannot foresee at this time, all of which could result in a material, adverse impact on our ability to grow revenue and meet our profitability goals.

RISKS RELATED TO OUR FINANCIAL PERFORMANCE
Key Customers or Large Orders May Expose Us to Significant Additional Business and Legal Risks that Could Have a Material Adverse Impact on our Business, Results of Operations and Financial Condition. We continue to make a concentrated effort to increase our net sales derived from orders for application-specific system offerings. These types of orders expose us to significant additional business and legal risks compared to smaller orders. Our very large customers frequently require contract terms that vary substantially from our standard terms of sale. At times, these orders include terms that impose critical delivery commitments and severe contractual liabilities if we fail to provide the required quantity of products at the required delivery times, impose product acceptance requirements and product performance evaluation requirements which create uncertainty with respect to the timing of our ability to recognize revenue from such orders, allow the customers to cancel or delay orders without liability, require us to develop specific product mitigation plans for product delivery constraints caused by unexpected or catastrophic situations to help assure quick production recovery, and that require most favored customer pricing, significant discounts, and extended payment terms. At times, these customers require broad indemnity obligations and large direct and consequential damage provisions in the event we breach our contracts with them. At times, these contracts have supply constraint requirements which mandate that we allocate large product inventories for a specific contract. These inventory requirements expose us to higher risks of inventory obsolescence and can adversely impact our ability to provide adequate product supply to other customers.
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

Our Gross Margin and Results of Operations Could Be Adversely Affected if We Are Unable To Accurately Forecast Demand for Our Products and Manage Product Inventory in an Effective and Efficient Manner. System orders make managing inventory levels more difficult as we have in the past and may have to in the future build large quantities of inventory in anticipation of future demand that may not materialize. System orders may also introduce additional short-term variability in our quarterly results as additional time may be required to convert these opportunities into sales. To the extent the amount of our net sales derived from key customers or large orders increases in future periods, either in absolute dollars or as a percentage of our overall business, our gross margins could decline, and we could experience greater volatility in our financial results and business, and see a greater negative financial impact from current and future downturns in the global industrial economy. System orders may also have an impact on the historical seasonal pattern of our net sales and our results of operations. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicity of the markets in which we operate and the customers we serve. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations.

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
•changes in the seasonality or cyclically of the markets we serve;
•delays in product shipments caused by human error or other factors; or
•disruptions in transportation channels.

We have Outstanding Debt and may Incur Other Debt in the Future, which could Adversely Affect Our Financial Condition, Liquidity and Results of Operations. We have outstanding debt under our existing term loan and revolving credit facility ("Credit Facility"). In the future, we may incur additional debt under such Credit Facility and/or under additional credit facilities or other borrowing instruments. Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

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

Our Credit Facility imposes restrictions on us, including restrictions on our ability to create liens on our assets, the ability of our subsidiaries to incur indebtedness, the ability to make certain investments, consummate certain asset sales, or engage in certain transactions, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios and other restrictions may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants.

Our Variable Rate Indebtedness Subjects us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly. Borrowings under our Credit Facility are at variable rates of interest, which expose us to interest rate risk. During the course of 2022, central banks across the globe raised benchmark interest rates to combat inflation. If interest rates increase, the amount required to service our outstanding variable rate indebtedness will increase even though the amount borrowed remains the same. In turn, our net income and cash flows, including cash available for servicing outstanding indebtedness, would correspondingly decrease. To mitigate interest rate volatility, we have entered into interest rate swaps exchanging some floating interest payments for fixed rate interest payments. While we may continue to hedge against variable interest rates, including through more interest rate swaps, any swaps or other hedging instruments we enter into may not fully mitigate our interest rate risk (see Note 15 - Debt of Notes to Consolidated Financial Statements for additional discussion of our current borrowings).

Compliance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 is Costly and Challenging. As required by Section 302 of the Sarbanes-Oxley Act of 2002, this Form 10-K contains our management’s certification of adequate disclosure controls and procedures as of December 31, 2022. This annual report on Form 10-K also contains a report by our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 and an attestation and report by our external auditors with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. While these assessments and reports did not reveal any material weaknesses in our internal control over financial reporting, compliance with Sections 302 and 404 is required for each future fiscal year end. We expect that the ongoing compliance with Sections 302 and 404 will continue to be both costly and challenging and there can be no assurance that material weaknesses will not be identified in future periods. Any adverse results from such ongoing compliance efforts could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Our Tax Returns and Other Tax Matters are Subject to Examination by the U.S. Internal Revenue Service and Other Tax Authorities and Governmental Bodies and the Results of These Examinations Could Have a Material Adverse Effect on Our Financial Condition. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. These uncertain tax positions are subject to examination by the U.S. Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of any future examinations. If the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be materially adversely affected. Our tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

If Tax Laws or Incentives Change or Cease to be in Effect, Our Income Taxes Could Increase Significantly. We are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, regulations, principles, and interpretations in the United States and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies like ours. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.

The profits from our manufacturing facility in Penang, Malaysia are free of tax under a 15-year tax holiday effective January 1, 2013. The tax holiday has been extended for a period of ten years starting from the year 2028. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The expiration of the tax holiday in Malaysia could have a material adverse effect on our operating results. The profits from our Hungarian operations benefit from the fact that it is subject to an effective income tax rate that is lower than the U.S. federal statutory tax rate and enhanced deductions for certain qualified research, and development expenses in Hungary. The reduction or expiration of these benefits in Hungary and Malaysia could result in an increase in our future effective income tax rate which could have a material adverse effect on our operating results. (See Note 10 - Income taxes of Notes to Consolidated Financial Statements for additional discussion regarding the impact of these matters on our income taxes).

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

Our Financial Performance is Subject to Risks Associated with Changes in the Value of the U.S. Dollar versus Local Currencies. The vast majority of our sales outside of the U.S. and a significant amount of certain types of expenses are paid in local currencies. Our hedging programs are designed to reduce, but not entirely eliminate, the impact of currency exchange rate movements. In the past, we have noted that significant volatility in foreign currency exchange rates in the markets in which we do business has had a significant impact on the revaluation of our foreign currency denominated firm commitments, on our ability to forecast our U.S. dollar equivalent net sales and expenses, and on the effectiveness of our hedging programs. If the local currencies in which we sell our products strengthen against the U.S. dollar, we have in the past, and in the future may need to, lower our prices in the local currency to remain competitive in our international markets. This could have a material adverse effect on our gross and net profit margins. If the local currencies in which we sell our products weaken against the U.S. dollar and if the local sales prices cannot be raised due to competitive pressures, we will experience a deterioration of our gross and net profit margins. In the past, these dynamics have also adversely affected our net sales growth in international markets and may pose similar challenges in the future. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in this Form 10-K for further discussion on the effect that changes in the foreign currency exchange rates have had on our operating results. See “Current business outlook” in this Form 10-K for information regarding recent business conditions.

RISKS RELATED TO OUR COMMON STOCK

Provisions in Our Charter Documents and Delaware Law and Other Actions We Have Recently Taken May Delay or Prevent an Acquisition of Us. Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors, prohibition of stockholder action by written consent, prohibition of stockholders to call special meetings and the requirement that the holders of at least 80% of our shares approve any business combination not otherwise approved by two-thirds of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. In addition, we may issue shares of any class or series of preferred stock in the future without shareholder approval upon such terms as our Board of Directors may determine, such as those underlying the shareholder rights agreement we adopted in January 2023. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued.

RISKS RELATED TO OUR STRATEGIC REVIEW PROCESS

Our Review of Potential Strategic Alternatives May Not Result in an Executed or Consummated Transaction or Other Strategic Alternative, and the Process of Reviewing Strategic Alternatives or its Conclusion Could Adversely Affect our Business and Our Stockholders. On January 13, 2023, we announced that our Board of Directors has initiated a review and evaluation of strategic options, in consultation with our financial and legal advisors, with the intent to unlock and maximize stockholder value. We are actively working with financial advisors and legal counsel in connection with this strategic review process.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations, which may cause concern to our current or potential employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. Further, the process may affect our ability to recruit and retain qualified personnel, business partners, and other stakeholders important to our success. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal corporate and research and development activities are conducted at Company owned buildings in Austin, Texas.
Our principal manufacturing activities are conducted in Debrecen, Hungary and Penang, Malaysia. We own a manufacturing, distribution and general and administrative facility in Debrecen, Hungary. We hold a 99-year lease on land comprised of two tracts in an industrial park in Penang, Malaysia where we own a manufacturing, research and development, and general and administrative facility.
National Instruments Corporation (UK) Limited, United Kingdom, owns an office building in Newbury, UK.
As of December 31, 2022, we also leased a number of sales and support offices and a manufacturing facility in the U.S. and various countries throughout the world. All of these facilities are well maintained and suitable for the operations conducted in them.
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
At the close of business on February 3, 2023, there were approximately 254 holders of record of our common stock and approximately 49,521 beneficial holders of our common stock.
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
Dividend
Our policy as to whether any future dividends will be paid, and if so, the amount, will be based on, among other considerations, our balance of available cash, our ability to obtain external financing through our line of credit, or by selling equity or debt securities to the public or to selected investors, our views on changes in tax rates applied to dividend income, potential future capital requirements related to research and development, expansion into new market areas, strategic investments and business acquisitions, share dilution management, legal risks, and challenges to our business model. Future dividends are subject to approval and declaration by our Board of Directors. Our ability to declare and/or pay dividends is also subject to the terms of our Credit Facility.
We paid a total of $148 million and $143 million in cash dividends during the years ended December 31, 2022 and December 31, 2021, respectively. On January 25, 2023, our Board of Directors declared a cash dividend of $0.28 per common share, payable on March 6, 2023, to stockholders of record at the close of business on February 13, 2023.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs (1)
October 1, 2022 to October 31, 2022	—	$—	—	109,281,700
November 1, 2022 to November 30, 2022	—	—	—	109,281,700
December 1, 2022 to December 31, 2022	—	—	—	109,281,700
Total	—	—	—	109,281,700
(1) On January 19, 2022, our Board of Directors approved a stock repurchase program for up to $250 million of our common stock. The stock repurchase program does not have an expiration date.

Performance Graph
The following graph compares the cumulative total return to holders of NI’s common stock from December 31, 2017 to December 31, 2022 to the cumulative return over such period of the (i) Nasdaq Composite Index, (ii) Russell 2000 Index and (iii) Russell 2500 Index.
The graph assumes that $100 was invested on December 31, 2017 in NI’s common stock and in each of the three indices and the reinvestment of all dividends, if any. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
National Instruments	100	111	106	113	116	101
Nasdaq	100	97	133	193	236	159
Russell 2500	100	90	115	138	163	133
Russell 2000	100	89	112	134	154	122
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
Overview
For more than 40 years, we have enabled engineers and scientists around the world to accelerate productivity, innovation and discovery. Our software-centric platform provides an advanced approach through integration of software and modular hardware to create automated test and automated measurement systems. We believe our long-term track record of innovation and our differentiated platform help support the success of our customers, employees, suppliers, community and stockholders. We have been profitable in every year since 1990. We sell to a large number of customers in a wide variety of industries. No single customer represented more than 4% of our sales in 2022, 2021 or 2020.
The key strategies that we focus on in running our business are the following:
•Expanding our available market opportunity
We strive to increase our available market by identifying new opportunities in existing customers, attracting and serving new customers, and expanding our business to market adjacencies. Our large network of existing customers provides a broad base from which to expand.
•Maintaining a high level of customer satisfaction
To maintain a high level of customer satisfaction, we strive to offer innovative, modular and integrated products through a global sales and support network. We strive to maintain a high degree of backward compatibility across different platforms to preserve the customer’s investment in our products. In this time of intense global competition, we believe it is crucial that we continue to offer products with high quality and reliability, and that our products provide cost-effective solutions for our customers.
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

•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators and consultants to market and sell our products. We continue to focus on scale and efficiency in serving our broad base of customers. This includes ongoing investment in our website, www.ni.com, for a better digital experience and significantly expanding the usage of our distributor channels. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 57%, 59% and 60% of our revenues in each of 2022, 2021 and 2020. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales. (See Note 2 – Revenue and Note 14 - Segment information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).
We manufacture a majority of our products at our facilities in Debrecen, Hungary and Penang, Malaysia.
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

Current Business Outlook

We remain optimistic about our ability to drive revenue growth and further improve operating profitability in 2023, despite weaker macroeconomic conditions and softening demand in certain end markets, such as our broader "Portfolio" and "Semiconductor" industry groups. We expect our customers will continue to make investments in emerging technologies related to 5G/mmWave, vehicle electrification, advanced driver assistance systems (“ADAS"), new space innovation, and advanced defense technology.

While we also expect to continue to experience some logistical challenges and cost pressures on our gross margin related to supply chain constraints over the next few quarters, we are confident in our ability to maintain competitive lead times as part of our strategic focus on application-specific system offerings. We have been able to mitigate some of the recent supply chain disruptions by expanding our supplier base, redesigning certain products to remove dependencies on certain components, and leveraging our modular platform to meet our customers' needs with available products.

During the first quarter of 2022, we accelerated our transition to a predominantly subscription-based licensing model for the majority of our software offerings. Revenue from software and related services was approximately 18% of our total revenue during 2022. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we expect some initial headwinds to our net sales and operating profitability during the transition period. However, we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets. We expect the transition to a subscription licensing model to result in a favorable year over year impact to our revenue beginning in 2023.

As part of our efforts to streamline our operations and enhance the experience of our customers, we have also increased our focus on customer account tiers when assessing trends in our order growth. Specifically, we have grouped our customers into tiers based on their historical spending patterns and potential for future order growth. Our "Focus" account tiers are comprised of approximately 1,000 accounts we have identified as having a high potential to maintain or expand our business through application-specific system offerings. The Focus tier currently represents approximately 70% of our total order value. Our "Broad-based" account tier is comprised of the remainder of our customer base of more than 30,000 accounts. The Broad-based tier currently represents approximately 30% of our total order value.

We also continue to focus on scale and efficiency when engaging with our Broad-based customers. Our focus to streamline the process of doing business with NI means both scaling our costs and improving the experience of the large number of smaller accounts we serve. This commitment and focus include plans to continue investing in ni.com for a better digital experience and significantly expand the customer reach of our distributor channel during 2023 and beyond. We are also simplifying our product offerings for the Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During 2022, sales to our distributors represented approximately 15% of our total net sales, compared to 10% in 2021. As of December 31, 2022, we estimate our distributors were carrying approximately $18 million of our products in inventory in total, and the majority of our distributors are not eligible for price adjustments or stock rotations related to their previous purchases. As of December 31, 2022 no single distributor accounted for more than 3% of our total net sales.

Restructuring
During the first quarter of 2023, we initiated a workforce reduction plan (the “2023 Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The 2023 Plan is expected to result in reductions to our worldwide headcount of approximately 4% during 2023, with a majority of the reductions occurring in the first quarter of 2023. In connection with the 2023 Plan, we currently estimate that we will incur pre-tax charges consisting primarily of cash termination benefits and other employee-related costs. We are continuing to evaluate the amount of these charges and expect that the majority of these charges will be recognized during the first quarter of 2023. See Note 19 – Subsequent Events to Notes to Consolidated Financial Statements for additional information on the 2023 Plan.

Acquisitions and divestitures

On May 2, 2022, we completed the acquisition of certain assets of, and assumed certain liabilities of, the test systems business of Germany-based Kratzer (the "TS Business"). As part of this integrated transaction, we also purchased 100% of the shares in certain subsidiaries of Kratzer including Kratzer Automation S.a.r.l. ("Kratzer France"), Kratzer Automation Inc. ("Kratzer US") and Kratzer Automation (Shanghai) Co., Ltd. ("Kratzer China"). The acquisitions of Kratzer France, Kratzer US, and Kratzer China were completed on June 1, 2022, June 2, 2022, and August 26, 2022, respectively. This transaction was accounted for as a business combination using the acquisition method of accounting. Total cash consideration for the transaction was $56.3 million inclusive of $0.7 million in cash acquired. All of the acquired assets and liabilities of the TS Business have been recorded at their respective fair values as of the acquisition date. The acquisition was funded by cash on hand. See Note 17 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On February 28, 2022, we completed the acquisition of Heinzinger, comprising the electronic vehicle systems business of Heinzinger electronic GmbH for $22.5 million in total cash consideration, subject to certain post-closing adjustments. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand. See Note 17 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On October 19, 2021, we completed the acquisition of NHR, a manufacturer of test and measurement solutions for high power applications including electric vehicles and batteries. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the acquired business were recorded at their respective fair values as of the acquisition date. Transaction costs were expensed as incurred. At the acquisition date, total consideration transferred was approximately $205 million, inclusive of $3 million in cash acquired. The acquisition was primarily funded by $200 million drawn under our prior credit facility. See Note 15 - Debt and Note 17 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On April 23, 2021, we completed the acquisition of MonoDrive, Inc., a software company that specialized in signal processing and high-fidelity simulation software for validation of autonomous vehicles and ADAS for approximately $20 million in total cash consideration, subject to certain post-closing adjustments. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of the software company have been recorded at their respective fair values as of the acquisition date. We recognized approximately $17 million of goodwill and $4 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. See Note 17 - Acquisitions of Notes to Consolidated Financial Statements for more information.

On July 2, 2020, we completed our acquisition of OptimalPlus. Total proceeds used to acquire the business and replace certain unvested share options consisted of approximately $365 million in cash, inclusive of $18 million in cash acquired. (See Note 1 - Basis of presentation and Note 17 - Acquisitions of Notes to Consolidated Financial Statements for more information.)

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

Strategic Review

On January 13, 2023, we announced that our Board of Directors has initiated a review and evaluation of strategic options, in consultation with our financial and legal advisors, with the intent to unlock and maximize shareholder value. The comprehensive review will include consideration of a full range of available strategic, business and financial alternatives, including solicitation of interest from potential acquirers and other transaction partners, some of whom have already approached the Company. In connection with the review and evaluation of strategic options, our Board of Directors adopted a limited duration stockholder rights plan in order to protect the best interests of the Company and its stockholders, help ensure that all interested parties have the opportunity to participate fairly in the strategic review and to provide our Board of Directors and stockholders time to make informed decisions. The stockholder rights plan is also intended to reduce the likelihood that any person or group gains control of the Company through open market accumulation or other tactics and reduce the likelihood that actions are taken by third parties that are not in the best interests of the Company and all of its stockholders. There is no assurance that this process will result in any specific transaction, including a business combination or acquisition of the Company, and there is no assurance as to the specific terms or timing for any agreed transaction if one were to result. We expect that this review and evaluation of strategic options will require that we devote significant resources and management time and attention, and will cause us to incur additional expenses and costs.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by geographic region and by certain items reflected in our Consolidated Statements of Income:

	Years ended December 31,
	2022	2021
Net sales:
Americas	43.0%	40.6%
EMEA	26.0	25.6
APAC	31.1	33.8
Consolidated net sales	100.0	100.0
Cost of sales	32.3	28.6
Gross profit	67.7	71.4
Operating expenses:
Sales and marketing	29.2	31.8
Research and development	20.0	22.9
General and administrative	9.0	8.7
Total operating expenses	58.2	63.4
Gain on sale of business/assets	2.0	—
Operating income	11.6	8.0
Other expense:	(1.2)	(1.0)
Income before income taxes	10.4	7.0
Provision for income taxes	1.9	1.0
Net income	8.4%	6.1%
  Figures may not sum due to rounding.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 (our “2021 Annual Report”).
Net Sales.  The following table sets forth our net sales for the years ended December 31, 2022 and 2021, along with the percent changes between the corresponding periods.

	Years ended December 31,
			Change
($ in millions)	2022	2021	Dollars	Percentage

Product sales	$1,500.7	$1,304.6	$196.1	15%
Software maintenance sales	156.3	165.1	(8.8)	(5)%
Total net sales	$1,657.0	$1,469.7	$187.3	13%
  Figures may not sum due to rounding.

•The increase in product sales during 2022 was primarily attributable to stronger demand for our existing products, recent acquisitions, and price increases, which were partially offset by changes in foreign currency exchange rates. During 2022, we experienced double digit growth in our semiconductor and transportation industry-specific end markets. The impact of price increases favorably impacted net sales by approximately 7 percent compared to 2021. Revenue from recent acquisitions increased net sales by approximately 4 percent. The impact of changes in foreign currency exchanges rates reduced our net sales by approximately 4 percent. Additional discussion on the increase in net sales by geographic region is provided below. (See Note 2 - Revenue of our Notes to Consolidated Financial Statements for additional information on revenue by industry grouping).

•The decrease in software maintenance sales during 2022 was primarily related to a decrease in software maintenance renewals for perpetual licenses and the impact of changes in foreign currency exchange rates on the subsequent recognition of previously deferred amounts, partially offset by growth in subscription licenses, due to the shift to a subscription license model.
The following table sets forth our net sales by geographic region for the years ended December 31, 2022 and 2021, along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Years ended December 31,
			Change
($ in millions)	2022	2021	Dollars	Percentage
Americas	$711.8	$597.3	$114.6	19.2%
Percentage of total net sales	43%	41%

EMEA	$430.2	$375.6	$54.6	14.5%
Percentage of total net sales	26%	26%

APAC	$514.9	$496.8	$18.1	3.6%
Percentage of total net sales	31%	34%
  Figures may not sum due to rounding.
We expect sales outside of the Americas to continue to represent a significant portion of our revenue. We intend to continue to expand our international presence by driving growth in existing markets and continuing to increase the use of distributors to sell our products in some countries.
Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency calculations. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e.) the average rates in effect during the years ended December 31, 2021). The impact of changes in foreign currency exchange rates on sales includes the net effect of related hedging activities described below.
The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the year ended December 31, 2022.

	Year Ended December 31, 2021	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Year Ended December 31, 2022
($ in millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales
Americas	$597.3	$116.7	19.5%	$(2.1)	(0.4)%	$711.8
EMEA	375.6	85.9	22.9%	(31.3)	(8.3)%	430.2
APAC	496.8	41.5	8.4%	(23.4)	(4.7)%	514.9
Total net sales	$1,469.7	$244.1	16.6%	$(56.8)	(3.9)%	$1,657.0
  Figures may not sum due to rounding.
We use a foreign currency cash flow hedging program to help protect against changes in the U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our consolidated sales for 2022 and 2021).
Gross Profit. The following table sets forth our gross profit and gross profit as a percentage of net sales for the years ended December 31, 2022, 2021, and 2020 along with the percentage changes in gross profit for the corresponding periods. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle.

	Years Ended December 31,
($ in millions)	2022	2021
Gross Profit	$1,122.3	$1,048.7
% change compared with prior period	7.0%
Gross Profit as a percentage of net sales	67.7%	71.4%

The changes in our gross profit as a percentage of net sales were primarily related to the following:

Twelve Months Ended
December 31, 2021	71.4%
Impact of increases in component costs	(4.0)%
Impact of increase in outbound freight, material and other logistics	(1.8)%
Impact of changes in foreign currency exchange rates	(1.0)%
Impact of changes in sales mix related to acquired businesses	(1.0)%
Impact of changes in inventory write-downs and restructuring activities	(0.3)%
Impact of changes in amortization of capitalized software development costs and acquired intangibles	0.9%
Impact of changes in sales mix excluding recent acquisitions	1.7%
Impact of changes in our selling price	1.8%
December 31, 2022	67.7%
Operating Expenses. The following table sets forth our operating expenses for the years ended December 31, 2022 and 2021, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Years Ended December 31,
($ in thousands)	2022	2021	Change

Sales and marketing	$483,267	$467,352	3%
Percentage of total net sales	29%	32%

Research and development	$331,710	$335,986	(1)%
Percentage of total net sales	20%	23%

General and Administrative	$148,841	$127,215	17%
Percentage of total net sales	9%	9%

Total operating expenses	$963,818	$930,553	4%
Percentage of total net sales	58%	63%

The $33 million increase in our total operating expenses during 2022 compared to 2021 was primarily related to the following:
•$21 million increase in personnel costs, primarily attributable to our recent acquisitions, as well as higher salaries and stock-based compensation expense and higher commissions due to strong bookings growth during the year, partially offset by decreases in expense under our variable compensation program and lower severance-related charges;
•$16 million increase primarily related to outside service costs and travel, partially offset by lower advertising and trade show spend;
•$12 million increase related to the amortization of acquisition-related intangibles;
•$10 million increase related to a charitable contribution into a Donor Advised Fund during the fourth quarter of 2022; and
•$26 million decrease resulting from changes in foreign currency exchange rates.

Sales and Marketing
The primary drivers of the increase in sales and marketing expenses for the year ended December 31, 2022 compared to 2021 were related to an increase in salaries, commissions, travel, and the amortization of acquired intangibles partially offset by lower marketing and advertising spend and lower expense under our variable compensation program.

Research and Development

The primary drivers of the decrease in research and development expenses for the year ended December 31, 2022 compared to 2021 were related to lower expense under our variable compensation programs and a decrease in severance related costs partially offset by an increase in salaries and outside services.

General and administrative

The primary drivers of the increase in general and administrative expenses for the year ended December 31, 2022 compared to 2021 were related to an increase in salaries, outside services and a $10 million charitable contribution into a Donor Advised-Fund during the fourth quarter 2022, partially offset by a decrease in acquisition related expenses and lower expense under our variable compensation program.

Gain on Sale of Business/Assets. During July 2022, we sold approximately 75-acres of land in Williamson County, Texas and two office buildings in Aachen, Germany. We recognized a total gain of $34 million. These amounts are presented as "Gain on sales of business/asset" in our Consolidated Statements of Income, in accordance with ASC 360 - Property, Plant and Equipment (See Note 1 - Operations and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion).
Operating Income.  For the year ended December 31, 2022, operating income was $192 million, an increase of 63% compared to 2021. As a percentage of net sales, operating income was 12% for the year ended December 31, 2022. The changes in operating income in absolute dollars and as a percent of sales in 2022 are attributable to the factors discussed in Net Sales, Gross Profit, Operating Expenses and Gain on Sale of Business/Asset above.
Other Expense.
•Interest Income. Interest income was $0.5 million for the year ended December 31, 2022. The $0.1 million increase in interest income compared to 2021 was primarily driven by higher interest rates despite lower cash and short-term investments.
•Interest Expense. Interest expense was approximately $16.6 million for the year ended December 31, 2022. The $13 million increase in interest expense compared to 2021 was due to additional borrowings under our Credit Facility and higher interest rates. Refer to Note 15 - Debt for additional information regarding the terms of our Credit Facility and related borrowings.
•Loss From Equity-Method Investments. Loss from equity-method investments was approximately $0.2 million for the year ended December 31, 2022. The improvement for the year ended December 31, 2022 compared to the same period in 2021 was primarily attributable to an impairment loss of $3.5 million recorded in the three months ended March 31, 2021.

•Net Foreign Exchange Loss. Net foreign exchange loss was $10.2 million for the year ended December 31, 2022. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions, and the foreign currency exchange rates for the period.

•Other Gain (Loss). For the twelve months ended December 31, 2022, other gain was $6.3 million. The year over year increase was primarily related to a $3.4 million insurance recovery of an acquisition-related claim, a $1.3 million acquisition-related settlement received related to an acquisition after the measurement period closed and a $0.8 million liquidation payment from a former equity-method investee.

Provision for Income Taxes.  For the year ended December 31, 2022, our provision for income taxes reflected an effective tax rate of 19%. The factors that caused our effective tax rate to change year-over-year are detailed in the table below:

Years ended December 31,
Effective tax rate for 2021	14%
Change in mix of earnings in foreign jurisdictions with lower income tax rates	7
Global intangible low-taxed income inclusion ("GILTI")	5
Change in enhanced deduction for certain research and development expenses	2
Change in state income taxes, net of federal benefit	1
Change in intercompany prepaid tax asset	1
Amortization of intangible assets	(1)
Foreign-derived intangible income deduction	(3)
Global intangible low-taxed income deferred	(7)
Effective tax rate for 2022	19%

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

	Years Ended December 31,
(In thousands)	2022	2021
Stock-based compensation
Cost of sales	$4,658	$4,580
Sales and marketing	26,430	25,233
Research and development	24,556	23,515
General and administrative	22,970	21,384
Provision for income taxes	(10,105)	(12,047)
Total	$68,509	$62,665

	Years Ended December 31,
(In thousands)	2022	2021
Amortization of acquisition intangibles
Net sales	$1,367	$2,324
Cost of sales	22,903	19,391
Sales and marketing	22,379	10,192
Research and development	(320)	320
General and administrative	—	—
Other income	1,968	2,007
Provision for income taxes	(7,507)	(4,071)
Total	$40,790	$30,163

	Years Ended December 31,
(In thousands)	2022	2021
Acquisition transaction costs, restructuring charges, and other(1)(2)
Net sales	$(411)	$—
Cost of sales	9,819	(25)
Sales and marketing	12,478	7,759
Research and development	3,977	11,104
General and administrative	15,547	8,254
Gain on sale of business/assets	(33,636)	—
Other income	(5,685)	4,322
Provision for income taxes	60	(6,837)
Total	$2,149	$24,577
(1): During the first quarter of 2021, we recognized a $3.5 million impairment loss related to one of our equity-method investments.
(2): During 2022, the company recognized a gain of $34 million related to the sale of land and office buildings, presented within "Gain on sale of assets". The company also recognized a charitable contribution expense of $10 million related to an infrequent donation using a portion of the proceeds from the sale of the building, presented within "General and administrative".

	Years Ended December 31,
(In thousands)	2022	2021
(Capitalization) and amortization of internally developed software costs
Cost of sales	$5,863	$23,674
Research and development	(388)	(1,433)
Provision for income taxes	(1,238)	(4,877)
Total	$4,237	$17,364

Liquidity and Capital Resources
Overview
At December 31, 2022, we had $140 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents as of December 31, 2022 (in millions):

(in millions)	Domestic	International	Total
Cash and Cash Equivalents	$40.7	$99.1	$139.8
	29%	71%
Figures may not sum due to rounding.

The following table presents our working capital:

(In thousands)	December 31, 2022	December 31, 2021	Increase/ (Decrease)

Working capital (1)	$566,044	$486,335	$79,709
Cash and cash equivalents	139,799	211,106	(71,307)
(1)  Includes current assets and current liabilities inclusive of cash and current portion of long-term debt

Our principal sources of liquidity include existing cash and cash equivalents balances and available borrowings under our Credit Facility, as well as the cash flows generated from our operations. The primary drivers of the net increase in working capital between December 31, 2021 and December 31, 2022 were:

•Cash, cash equivalents, and short-term investments decreased by $71 million. Additional analysis of the changes in our cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 are discussed below.
•"Accounts receivable, net" increased by $104 million which is primarily related to the timing of billings during the fourth quarter of 2022 compared to the same period in 2021 and longer collection cycles due to changes in the mix of our customers and the related impact on our payment terms in connection with ongoing supply chain challenges. Days sales outstanding increased to 65 days at December 31, 2022, compared to 54 days at December 31, 2021.
•Inventory increased by $99 million. Inventory turns decreased to 1.4 at December 31, 2022, compared to 1.8 at December 31, 2021. The increase in inventory was primarily attributable to an increase in the volume of our raw materials to support increased demand for our products and minimize supply chain disruptions.
•Prepaid expenses and other current assets increased by $26 million, primarily related timing of prepaid insurance, other prepaid renewals and changes in the fair value of our foreign currency forward contracts.
•Accounts payable decreased by $4 million, primarily related to timing of invoice payments to our suppliers for raw materials.
•Accrued compensation decreased by $40 million primarily related to the decreased attainment under our variable pay programs during 2022 that are to be paid out in 2023 and a decrease in restructuring-related accruals.
•The current portion of deferred revenue decreased by $1 million due to changes in foreign currency exchange rates and lower deferrals for software maintenance due to our ongoing transition to a subscription license model, partially offset by additional deferrals for hardware-related service-type warranty obligations.
•Accrued expenses and other current liabilities increased by $88 million, primarily related to the effect of tax law changes on our current income tax liabilities, changes in the fair value of our foreign currency forward contracts, and the timing of our accruals for interest expense.
•Other taxes payable increased by $9 million, primarily related to the timing of payments for VAT and other indirect taxes.

Analysis of Cash Flow
The following table summarizes the proceeds and (uses) of cash:

(In thousands)	December 31,
	2022	2021	2020
Cash provided by operating activities	$42,964	$143,499	$180,767
Cash used by investing activities	(83,471)	(223,725)	(61,301)
Cash provided by (used by) financing activities	(26,448)	33,662	(56,454)
Effect of exchange rate changes on cash	(4,352)	(2,562)	2,604
Net change in cash equivalents	(71,307)	(49,126)	65,616
Cash and cash equivalents at beginning of year	211,106	260,232	194,616
Cash and cash equivalents at end of year	$139,799	$211,106	$260,232
Operating Activities Cash provided by operating activities for the year ended December 31, 2022 decreased by $101 million compared to the year ended December 31, 2021. This decrease was primarily due to a $51 million decrease in cash flow from changes in operating assets and liabilities during the year, further described below, and a $50 million decrease in net income excluding the effect of non-cash items including depreciation and amortization, stock-based compensation, disposal gain on sale of assets/business, loss from equity method investments, and deferred income taxes.

•The aggregate of changes in accounts receivable, inventory and accounts payable used net cash of $223 million for the year ended December 31, 2022 compared to net cash used of $141 million in the comparable period in 2021. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly increased inventory purchases in 2022 compared to 2021 to support current and anticipated demand for our products and minimize supply chain disruptions.

•The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities provided cash of $63 million during the year ended December 31, 2022 compared to $31 million in the comparable period in 2021.

Investing Activities Cash used in investing activities for the year ended December 31, 2022 decreased by $140 million compared to the same period in 2021, primarily related to the following:

•$167 million decrease in cash outflows related to acquisitions and other strategic investments in equity-method investees;
•$41 million increase in cash inflows related to proceeds received from the sale of our land and buildings during 2022;
•$60 million decrease in cash inflows related to the sale of short-term investments during 2021;and
•$7 million increase in cash outflows related to capital expenditures for long-lived assets.

Financing Activities Cash used by financing activities was $26 million for 2022 compared to $34 million of cash provided by financing activities for 2021. This was primarily related to a $97 million increase in cash used to repurchase our common stock partially offset by a $43 million net increase in borrowings under our Credit Facility. (See Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans and Note 15 - Debt of Notes to Consolidated Financial Statements for additional discussion about our share repurchase program).

Contractual Cash Obligations.  Contractual obligations arise in the normal course of business and include debt and related interest payments, leases, purchase obligations, and warranty liabilities. See Note 9 - Leases of Notes to the Consolidated Financial Statements for additional information on our lease obligations. See Note 10 - Income Taxes of Notes to the Consolidated Financial Statements for additional information on our transition tax payables and other income tax payables. See Note 15 - Debt of Notes to the Consolidated Financial Statements for additional information on our debt obligations. See Note 16 - Commitment and Contingencies of Notes to Consolidated Financial Statements for additional information regarding our other contractual obligations.

Credit Agreement.  See Note 15 - Debt of Notes to Consolidated Financial Statements for additional details on the terms of our Credit Facility.
Off-Balance Sheet Arrangements.  We do not have any off-balance sheet debt. At December 31, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.
Prospective Capital Needs.  We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, cash generated from the issuance of common stock through our employee stock purchase plan, available borrowing capacity under our Credit Facility will be sufficient to cover our working capital needs, capital expenditures, interest expense, investment requirements, commitments, payment of dividends to our stockholders and repurchases of our common stock for at least the next 12 months. We may seek to pursue additional financing or to raise additional funds by seeking additional credit financing, including through an increase in revolving and/or term loan commitments under our Credit Facility, or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we can fund our operating activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:
•payment of dividends to our stockholders;
•interest expense paid on our Credit Facility;
•required levels of research and development and other operating costs;
•our business, product, capital expenditure and research and development plans, and product and technology roadmaps;
•acquisitions of other businesses, assets, products or technologies;
•our restructuring activities;
•the outcome of our strategic review process;
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
•Valuation of acquired intangible assets
When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Significant management judgment is required in the forecasts of future operating results that are used in these valuations. The significant assumptions used to estimate the fair value of developed technology we acquired during 2022 included estimated revenue growth rates and royalty rates. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

~~•~~Long-lived Assets
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
We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We have determined our single operating segment is a single report unit, and consequently, we use our market capitalization to estimate the fair value as part of our annual impairment testing. Our annual impairment test was performed as of November 30, 2022.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2022, 2021 and 2020, we assessed impairment by performing a qualitative test. No impairments of indefinite-lived intangible assets were recorded in 2022, 2021 and 2020.
As of December 31, 2022 and 2021, we had goodwill of approximately $616 million and $576 million, respectively and the carrying value of our intangibles assets was approximately $201 million and $220 million, respectively.
No impairment of long-lived assets was identified during 2022, 2021, or 2020.

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
We have not entered into any advanced pricing or other agreements with the Internal Revenue Service with regard to any foreign jurisdictions. For additional discussion about our income taxes, including components of income before income taxes, our provision for income taxes charged to operations, components of our deferred tax assets and liabilities, a reconciliation of income taxes at the U.S. federal statutory rate to our effective tax rate and other tax matters, see Note 10 – Income taxes of Notes to Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with interest rates on outstanding balances under our Credit Facility , and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of December 31, 2022. Actual results may differ materially.
Interest Expense Risk
We are exposed to interest rate fluctuations in the normal course of our business, including as a result of our Credit Facility. Borrowings under our Credit Facility are subject to variable interest rates. As of December 31, 2022, our total borrowings were approximately $544 million, accruing interest at a weighted average rate of 5.6%.
To reduce interest rate risks, we have interest rate swaps with a notional value of $300 million to hedge changes in the variable interest rates applicable to some of the principal amount of term loans outstanding. The interest rate swaps carry fixed SOFR rates of 3.9%. If interest rates applicable to our outstanding loans would have been higher by 100 basis points as of December 31, 2022, the change would have increased our annualized interest expense by $2.4 million. If the annual commitment fee due under our Credit Facility were at the highest rate of 0.250%, the change would have increased our annualized interest expense by $0.2 million as of December 31, 2022. (See Note 15 – Debt of Notes to Consolidated Financial Statements for a further description of the terms of our Credit Facility).

Foreign Currency Risk
The functional currency for a substantial majority of our international sales operations is the applicable local currency. The assets and liabilities of these operations are translated at the rate of exchange in effect on the balance sheet date and sales and expenses are translated at average rate. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, we utilize purchased foreign currency forward contracts to hedge our exposure on anticipated transactions and firm commitments. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchanges rates on our results of operations and financial position. Based on the foreign exchange instruments outstanding at December 31, 2022 and December 31, 2021, an adverse change (defined as 20% in the Asian currencies and 10% in all other currencies) in exchange rates would result in a decline in the aggregate settlement value of all of our instruments outstanding of approximately $51 million and $31 million, respectively. However, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, we believe that a loss in settlement value for those instruments would be substantially offset by increases in the value of the underlying exposure. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for a further description of our derivative instruments and hedging activities).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements beginning on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer, Eric Starkloff, and our Chief Financial Officer, Daniel Berenbaum, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.
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
Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2022, which were identified in connection with our evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1(2)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013.
3.2(3)	Amended and Restated Bylaws of the Company, effective August 1, 2021.
3.3(4a)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
3.3(4b)	Certificate of Designations of Series B Participating Preferred Stock of the Company, dated January 13, 2023.
4.1(5a)	Specimen of Common Stock certificate of the Company.
4.2	Description of Registered Securities.**
4.3(5b)
Rights Agreement, dated as of January 13, 2023, between the Company and Computershare Trust Company, N.A., as rights agent, which includes the form of Right Certificate as Exhibit B and the summary of Rights to Purchase Preferred Shares as Exhibit C.

10.1 (6)	1994 Employee Stock Purchase Plan, as amended, effective May 10, 2022.*
10.2(7)	2005 Incentive Plan.*
10.3(8)	2005 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.4(9)	2005 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.5(10)	2005 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.6(11)	2005 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.7(12)	2010 Incentive Plan.*
10.8(13)	2010 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.9(14)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.10(15)	2010 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.11(16)	2010 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.12(17)	2010 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.13(18)	2015 Equity Incentive Plan.*
10.14(19)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director).*
10.15(20)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting).*
10.16 (21)	2015 Form of Restricted Stock Unit Award Agreement (Current Employee).*
10.17(22)	2015 Form of Restricted Stock Unit Award Agreement (Newly Hired Employee).*
10.18(23)	2015 Form of Restricted Stock Unit Award Agreement (Performance Vesting – Threshold Performance Goal).*
10.19(24)	2015 Form of Restricted Stock Unit Award Agreement (Employee-Time Based Vesting).*
10.20(25)	2015 Form of Restricted Stock Unit Award Agreement (Time Based and Performance Based).*
10.21(26)	2015 Form of Restricted Stock Unit Award Agreement (Non-Employee Director - One-Year Vesting)*
10.22(27)	National Instruments Corporation 2020 Equity Incentive Plan.*
10.23(28)	2020 Form of Restricted Stock Unit Award (Non-Employee Director).*
10.24(29)	2020 Form of Restricted Stock Unit Award (Employee Performance-Based Vesting Award).*
10.25(30)	2020 Form of Restricted Stock Unit Award (Employee Time-Based Vesting Award).*
10.26(31)	2020 Equity Incentive Plan Sub-Plan for Israeli Participants Special Provisions for Israeli Participants.*
10.27(32)	2020 Form of Restricted Stock Unit Award Agreement (Israeli Employee Time-Based Vesting Award).*
10.28(33)	National Instruments Corporation 2022 Equity Incentive Plan.*
10.29(34)	2022 Form of Restricted Stock Unit Award Agreement (Non-Employee Director Award).*
10.30(35)	2022 Form of Restricted Stock Unit Award Agreement (Employee - Performance-Based Vesting Award).*
10.31(36)	2022 Form of Restricted Stock Unit Award Agreement (Employee - Time-Based Vesting Award).*
10.32(37)	Form of Indemnification Agreement.*
10.33(38)	National Instruments Corporation Executive Incentive Program, as amended and restated, effective October 11, 2021.*

10.34(39)
Third Amended and Restated Credit Agreement, dated as of August 24, 2022, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

10.35(40)	Executive Employment Agreement between the Company and Eric H. Starkloff dated October 28, 2019, effective February 1, 2020, and amendment thereto made as of February 3, 2020.* †
10.36(41)	Executive Employment Agreement between the Company and Daniel Berenbaum, dated December 14, 2022.*†
10.37(42)	Executive Employment Agreement between the Company and Karen Rapp, dated February 22, 2021.*†
10.38(43)	Executive Employment Agreement between the Company and Jason Green, dated February 22, 2021.*†
10.39(44)	Executive Employment Agreement between the Company and Ritu Favre, dated February 22, 2021.*†
10.40
Executive Employment Agreement between the Company and Scott Rust, effective December 15, 2022, and At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement effective September 28, 2021.**†

10.41(45)	Offer Letter for Continuing Employment between the Company and Karen Rapp, dated December 12, 2022*†
10.42(46)	Transition Agreement and Release by and between the Company and Jason Green, dated November 14, 2022, and Separation Agreement and Release (Exhibit B to the Transition Agreement and Release).* †
21.1	Subsidiaries of the Company.**
23.1	Consent of Independent Registered Public Accounting Firm.**
24.1	Power of Attorney (included on the signature page of this Form 10-K).**
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.**
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.**
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K filed on February 20, 2014 (File No. 000-25426).
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company's Form 10-Q on August 2, 2021 (File No. 000-25426).
(4a)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A filed on April 27, 2004 (File No. 000-25426).
(4b)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 13, 2023 (File No. 000-25426).
(5a)	Incorporated by reference to the Company’s Form S-1 (Reg. No. 33-88386) declared effective March 13, 1995.
(5b)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2023 (File No. 000-25426).
(6)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 28, 2022 (File No. 000-25426).
(7)	Incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on April 4, 2005 (File No. 000-25426).
(8)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(9)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(10)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(11)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 2, 2006 (File No. 000-25426).
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010 (File No. 000-25426).
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).
(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2010 (File No. 000-25426).

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2014 (File No. 000-25426).
(18)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on April 1, 2015 (File No. 000-25426).
(19)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(20)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(21)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(22)	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on July 31, 2015 (File No. 000-25426).
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2016 (File No. 000-25426).
(25)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 28, 2019 (File No. 000-25426).
(26)	Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q filed on May 1, 2019 (File No. 000-25426).
(27)	Incorporated by reference to Exhibit A of the Company's Proxy Statement filed on March 24, 2020 (File No. 000-25426).
(28)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(29)	Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(30)	Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on May 7, 2020 (File No. 000-25426).
(31)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(32)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(35)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(36)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K on May 12, 2022 (File No. 000-25426)
(37)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 4, 2020 (File No. 000-25426).
(38)	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 1, 2021 (File No. 000-25426).
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 28, 2022 (File No. 000-25426).
(40)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 20, 2020 (File No. 000-25426).
(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2022 (File No. 000-25426).
(42)	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(43)	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(44)	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on February 23, 2021 (File No. 000-25426).
(45)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 15, 2022 (File No. 000-25426).
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2022 (File No. 000-25426).
*	Management Contract or Compensatory Plan or Arrangement
**	Filed herewith
***	Furnished herewith
†	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
NATIONAL INSTRUMENTS CORPORATION
February 21, 2023	BY:	/s/ Eric Starkloff
Eric Starkloff
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Starkloff and Daniel Berenbaum, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Eric Starkloff	Director and Chief Executive Officer and President (Principal Executive Officer)	February 21, 2023
Eric Starkloff

/s/ Daniel Berenbaum	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2023
Daniel Berenbaum

/s/ Michael McGrath	Chair of the Board	February 21, 2023
Michael McGrath

/s/ Jim Cashman III	Director	February 21, 2023
Jim Cashman III

/s/ Alex Davern	Director	February 21, 2023
Alex Davern

/s/ Gayla Delly	Director	February 21, 2023
Gayla Delly

/s/ Gerhard Fettweis	Director	February 21, 2023
Dr. Gerhard Fettweis

/s/ Liam Griffin	Director	February 21, 2023
Liam Griffin

/s/ Duy-Loan Le	Director	February 21, 2023
Duy-Loan Le

 NATIONAL INSTRUMENTS CORPORATION
All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of National Instruments Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Instruments Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determining Reserve for Uncertain Tax Positions
Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company operates in a complex multinational tax environment and is subject to international tax law and transfer pricing guidelines for intercompany transactions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2022, the Company had accrued liabilities of $12.6 million with respect to uncertain tax positions including transfer pricing.

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

To test the reserve for uncertain tax positions related to transfer pricing, our audit procedures included, among others, involving our tax and transfer price professionals to assist us in assessing the technical merits and measurement of certain of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions and other third-party advice obtained by the Company, as applicable. To support our evaluation, we used our knowledge of and experience with the application of international, transfer pricing, and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those uncertain tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax position to recognize and tested the accuracy of the calculations. We have also evaluated the Company’s income tax disclosures included in Note 10 of the financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

Austin, Texas

February 21, 2023

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of National Instruments Corporation

Opinion on Internal Control over Financial Reporting

We have audited National Instruments Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Instruments Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

February 21, 2023

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$139,799	$211,106
Accounts receivable, net	445,279	341,275
Inventories, net	388,164	289,243
Prepaid expenses and other current assets	115,677	89,925
Total current assets	1,088,919	931,549
Property and equipment, net	265,380	253,668
Goodwill	615,734	575,992
Intangible assets, net	200,850	220,418
Operating lease right-of-use assets	59,176	58,641
Other long-term assets	128,479	74,717
Total assets	$2,358,538	$2,114,985
Liabilities and stockholders' equity
Accounts payable	$54,639	$59,063
Accrued compensation	71,422	111,261
Deferred revenue	137,208	137,818
Operating lease liabilities	13,834	13,137
Other taxes payable	67,615	59,109
Debt, current	25,000	—
Accrued expenses and other current liabilities	153,157	64,826
Total current liabilities	522,875	445,214
Debt, non-current	516,637	300,000
Deferred income taxes	1,676	14,249
Income tax payable - non-current	40,646	54,195
Deferred revenue - non-current	63,066	32,822
Operating lease liabilities - non-current	30,588	30,468
Other long-term liabilities	26,926	14,340
Total liabilities	1,202,414	891,288
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,004,965 and 132,293,898 shares issued and outstanding, respectively	1,310	1,323
Additional paid-in capital	1,207,420	1,129,647
Retained (deficit) earnings	(14,741)	112,858
Accumulated other comprehensive loss	(37,865)	(20,131)
Total stockholders’ equity	1,156,124	1,223,697
Total liabilities and stockholders’ equity	$2,358,538	$2,114,985
 The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales:
Product	$1,500,716	$1,304,609	$1,137,603
Software maintenance	156,259	165,072	149,068
Total net sales	1,656,975	1,469,681	1,286,671

Cost of sales:
Product	517,854	406,342	359,861
Software maintenance	16,870	14,621	11,260
Total cost of sales	534,724	420,963	371,121
Gross profit	1,122,251	1,048,718	915,550

Operating expenses:
Sales and marketing	483,267	467,352	465,509
Research and development	331,710	335,986	280,381
General and administrative	148,841	127,215	129,863
Total operating expenses	963,818	930,553	875,753
Gain on sale of business/assets	33,636	—	159,753
Operating income	192,069	118,165	199,550
Other expense	(20,193)	(14,590)	(788)
Income before income taxes	171,876	103,575	198,762
Provision for income taxes	32,232	14,260	55,103
Net income	$139,644	$89,315	$143,659

Basic earnings per share	$1.06	$0.68	$1.10

Weighted average shares outstanding - basic	131,738	132,311	131,082

Diluted earnings per share	$1.05	$0.67	$1.09

Weighted average shares outstanding - diluted	132,533	133,562	131,799

Dividends declared per share	$1.12	$1.08	$1.04
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$139,644	$89,315	$143,659
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	(15,071)	(13,113)	15,765
Unrealized gain (loss) on securities available-for-sale	—	420	(398)
Unrealized gain (loss) on derivative instruments	(3,076)	17,270	(19,694)
Other comprehensive income (loss), before tax	(18,147)	4,577	(4,327)
Tax provision (benefit) related to items of other comprehensive income	(413)	3,882	(4,571)
Other comprehensive income (loss), net of tax	(17,734)	695	244
Comprehensive income	$121,910	$90,010	$143,903
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$139,644	$89,315	$143,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,707	99,402	87,064
Stock-based compensation	78,615	74,583	58,376
Disposal gain on sale of assets/business	(33,636)	—	(159,753)
Loss from equity-method investments	163	5,719	2,942
Deferred income taxes	(72,908)	(15,796)	7,771
Changes in operating assets/ liabilities (net of effects of acquisitions and divestitures):
Accounts receivable	(116,515)	(75,492)	(17,260)
Inventories	(92,021)	(90,480)	7,617
Prepaid expenses and other assets	(15,700)	(5,274)	(5,427)
Accounts payable	(14,361)	25,365	(463)
Deferred revenue	36,775	6,096	6,417
Taxes, accrued compensation, accrued expenses and other current liabilities	42,201	30,061	49,824
Net cash provided by operating activities	42,964	143,499	180,767

Cash flow from investing activities:
Capital expenditures	(48,193)	(40,975)	(49,652)
Proceeds from sale of assets/business, net of cash divested	40,987	—	160,266
Capitalization of internally developed software	(388)	(1,463)	(4,054)
Additions to other intangibles	(3,558)	(2,751)	(1,441)
Acquisitions of equity-method investments	—	(15,753)	(9,761)
Acquisitions, net of cash received	(72,319)	(223,080)	(334,981)
Purchases of short-term investments	—	—	(206,330)
Sales and maturities of short-term investments	—	60,297	384,652
Net cash used in investing activities	(83,471)	(223,725)	(61,301)

Cash flow from financing activities:
Proceeds from term loan	500,000	—	170,000
Payments on term loan	(6,250)	(98,750)	(71,250)
Proceeds from revolving credit	268,000	300,000	20,000
Payments of revolving credit	(518,000)	—	(20,000)
Debt issuance costs	(2,348)	(1,993)	(1,893)
Proceeds from issuance of common stock	31,815	32,518	31,947
Repurchase of common stock	(151,830)	(55,000)	(48,713)
Dividends paid	(147,835)	(143,113)	(136,545)
Net cash provided by (used in) financing activities	(26,448)	33,662	(56,454)

Effect of exchange rate changes on cash	(4,352)	(2,562)	2,604

Net change in cash and cash equivalents	(71,307)	(49,126)	65,616
Cash and cash equivalents at beginning of period	211,106	260,232	194,616
Cash and cash equivalents at end of period	$139,799	$211,106	$260,232
Supplemental disclosures:
Interest paid	$9,588	$2,619	$1,131
Income taxes paid	$40,669	$40,520	$45,182
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2019	130,504,535	1,305	953,578	242,537	(21,070)	1,176,350
Net income	—	—	—	143,659	—	143,659
Other comprehensive loss, net of tax	—		—	—	244	244
Issuance of common stock under employee plans	2,132,137	21	31,926	—	—	31,947
Stock-based compensation	—	—	57,929	—	—	57,929
Repurchase of common stock	(1,390,057)	(14)	(10,149)	(38,550)		(48,713)
Dividends paid	—	—	—	(136,545)	—	(136,545)
Balance at December 31, 2020	131,246,615	1,312	1,033,284	211,101	(20,826)	1,224,871
Net income	—	—	—	89,315	—	89,315
Other comprehensive income, net of tax	—		—	—	695	695
Issuance of common stock under employee plans	2,386,781	24	32,494	—	—	32,518
Stock-based compensation	—	—	74,411	—	—	74,411
Repurchase of common stock	(1,339,498)	(13)	(10,542)	(44,445)	—	(55,000)
Dividends paid	—	—	—	(143,113)	—	(143,113)
Balance at December 31, 2021	132,293,898	$1,323	$1,129,647	$112,858	$(20,131)	$1,223,697
Net income	—	—	—	139,644	—	139,644
Other comprehensive income, net of tax	—		—	—	(17,734)	(17,734)
Issuance of common stock under employee plans	2,503,130	25	31,790	—	—	31,815
Stock-based compensation	—	—	78,367	—	—	78,367
Repurchase of common stock	(3,792,063)	(38)	(32,384)	(119,408)	—	(151,830)
Dividends paid	—	—	—	(147,835)	—	(147,835)
Balance at December 31, 2022	131,004,965	$1,310	$1,207,420	$(14,741)	$(37,865)	$1,156,124
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

We have reclassified certain amounts previously presented in "Accounts payable and accrued expense" to "Accrued expenses and other current liabilities" as of December 31, 2021 to conform to current period presentation as follows:

As of December 31,
(in thousands)	2021
Accounts payable:
As reported	$83,218
Reclassifications	(24,155)
Adjusted	$59,063

Accrued expenses and other current liabilities:
As reported	$40,671
Reclassifications	24,155
Adjusted	$64,826

Gain on Sale of Business/Assets

Sale of Office Buildings and land

During the three months ended September 30, 2022, we recognized a gain of $33.6 million from the sale of approximately 75-acres of land in Williamson County, Texas and two office buildings in Aachen, Germany. The buildings in Germany were previously used for certain research and development activities that have been relocated to other research and development locations. The disposal gain is presented as “Gain on sale of business/assets” in the Consolidated Statements of Income.

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

Product revenues are primarily generated from the sale of off-the-shelf modular test and measurement hardware components and related drivers, and application software licenses. A majority of our hardware products are now bundled with service-type warranties of one year or three years, in addition to optional extended hardware warranties, which typically provide additional service-type coverage for one to three years from the purchase date. During 2022, we accelerated our transition to a subscription model for most of our remaining on-premise application software offerings. Consequently, the vast majority of our software revenue will be derived from subscription (term-based) licenses and software maintenance. The software is delivered before related services are provided and is functional without professional services, updates and technical support. For the remaining portion of software offerings still sold on a perpetual basis with optional software maintenance renewals, we sell our customer support contracts as a percentage of net software purchases to which the support is related. Revenues from offerings related to our hardware and software products such as extended hardware warranties, training, consulting and installation services are not significant and are presented within product revenues, as further discussed below.

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

Our typical performance obligations include the following:

Performance Obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically estimated
Product revenue
Modular hardware	When customer obtains control of the product (point-in-time)	Within 30-90 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When software media is delivered to customer or made available for download electronically, and the applicable license period has begun (point-in-time)	Within 30-90 days of the beginning of license period	Perpetual/Subscription licenses: Value relationships based on (i) the directly observable pricing of the license bundled with software maintenance and (ii) the directly observable pricing of software maintenance renewals, when they are sold on a standalone basis.

Enterprise-wide term licenses: Residual method
Service-type hardware warranty	Ratably over the course of the support contract (over time), typically one or three years	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions
Other related support offerings	As work is performed (over time) or course is delivered (point-in-time)	Within 30-90 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance revenue
Software maintenance	Ratably over the course of the support contract (over time)	Within 30-90 days of the beginning of the contract period	Observable in renewal transactions
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
Accounts Receivable
Accounts receivable are recorded net of allowance for credit losses of $7.7 million and $7.0 million at December 31, 2022 and 2021, respectively. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical bad debts, customer concentrations, customer creditworthiness and current economic trends.
Contract Liabilities
We recognize contract liabilities, presented in our Consolidated Balance Sheet as "Deferred revenue" when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. Refer to Note 2 - Revenue of Notes to Consolidated Financial Statements for additional information, including changes in our contract liability during the years ended December 31, 2022 and December 31, 2021.
Refund Liability
A refund liability for estimated sales returns is made by reducing recorded revenue based on historical experience. We analyze historical returns, current economic trends and changes in customer demand of our products when evaluating the adequacy of our sales returns refund liability. Our sales return refund liability was $5.5 million and $3.2 million at December 31, 2022 and 2021, respectively, and is presented within "Other Current Liabilities" on our balance sheet.
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
We periodically assess our available-for-sale debt securities for impairment and credit losses based on the specific identification method. We record an allowance for credit loss when a decline in fair value is due to credit-related factors. We consider various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that a credit-related impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell a security and it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in “Other expense” in our Consolidated Statements of Income, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).
In addition, we from time to time make equity investments in non-publicly traded companies. Equity investments in which we do not have control but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. We record our proportionate share of the net income or loss of our equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within "Other expense i" in the Consolidated Statement of Income. Profits or losses related to intra-entity sales with our equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. We record our interest in the net earnings of our equity method investments based on the most recently available financial statements of the investees. At December 31, 2022, the difference between the carrying amount of our equity-method investments and our share of the underlying equity in net assets of our investments was approximately $21 million. The basis difference is primarily attributable to intangible assets and equity-method goodwill.
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
All other non-marketable equity investments do not have readily determinable fair values and are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. We periodically review our non-marketable equity investments for other-than-temporary declines in fair value and write-down specific investments to their fair values when we determine that an other-than-temporary decline has occurred. The carrying amounts of non-marketable equity investments that do not have a readily determinable fair value were not material for the periods presented.
We did not record any other-than-temporary impairments on our investment securities during 2022, 2021, and 2020.

Inventories, net
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs, which approximate the first-in first-out (“FIFO”) method. Cost includes the acquisition cost of purchased components, parts and subassemblies, in-bound freight costs, labor and overhead.
Inventory is shown net of adjustment for excess and obsolete inventories of $19.4 million, $18.9 million and $17.0 million at December 31, 2022, 2021 and 2020, respectively.

(In thousands)
Year	Description	Balance at Beginning of Period	Provisions	Write-Offs	Balance at End of Period
2020	Adjustment for excess and obsolete inventories	$15,489	$8,163	6,616	$17,036
2021	Adjustment for excess and obsolete inventories	$17,036	$9,986	8,090	$18,932
2022	Adjustment for excess and obsolete inventories	$18,932	$11,089	10,604	$19,417

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
We use the services of outside counsel to search for, document, and apply for patents. Those costs, along with any filing or application fees, are capitalized. Costs related to patents which are abandoned are written off. Once a patent is granted, the patent costs are amortized ratably over the remaining legal life of the patent, generally ten to seventeen years.
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
Intangible assets related to in-process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, the associated assets would be deemed long-lived and would then be amortized over their respective estimated useful lives at that point in time. Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of our fiscal year. In testing indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment of whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, and, if so, we then quantitatively compare the fair value of the indefinite-lived intangible asset to its carrying amount. We determine the fair value of our indefinite-lived intangible assets using a discounted cash flow method.
Goodwill
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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to either our existing reporting unit or a newly identified reporting unit as of the date of the acquisition. In the event a disposal group meets the definition of a business, goodwill is allocated to the disposal group based on the relative fair value of the disposal group to the related reporting unit. Goodwill is deductible for tax purposes in certain jurisdictions.

Impairment Testing
Goodwill and indefinite-lived intangible assets
We review indefinite-lived intangible assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment. We have one operating segment and one reporting unit for impairment testing of goodwill and indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. Our annual impairment test was performed as of November 30, 2022.  No impairment of goodwill and indefinite-lived intangible assets was identified during 2022, 2021, and 2020.
Long lived assets with definite lives
The carrying values of long-lived assets, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, a recoverability test is performed utilizing undiscounted cash flows expected to be generated by that asset or asset group compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of December 31	As of December 31,
(in thousands)	2022	2021
Income taxes payable - current	$87,186	$14,457
Hedge payable - current	18,117	7,091
Deferred social security taxes (under CARES act) - current	—	5,785
Accrued liabilities	26,851	24,155
Other	21,003	13,338
Total	$153,157	$64,826
Concentrations of credit risk
At December 31, 2022, we had $140 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The most significant of our operating accounts was our Wells Fargo operating account owned by our entity in the United States which held approximately $38 million or 27% of our total cash and cash equivalents at a bank that carried Aaa1/A+/AA ratings at December 31, 2022.
The following table presents the geographic distribution of our cash, cash equivalents, and short-term investments as of December 31, 2022 (in millions):

	Domestic	International	Total
Cash and Cash Equivalents	$40.7	$99.1	$139.8
	29%	71%
Figures may not sum due to rounding.

The goal of our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the full investment of available funds. We place our cash investments in instruments that meet credit quality standards, as specified in our corporate investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our cash equivalents and short-term investments carried ratings from the major credit rating agencies that were in accordance with our corporate investment policy. Our investment policy allows investments in the following: government and federal agency obligations, repurchase agreements (“Repos”), certificates of deposit and time deposits, corporate obligations, medium term notes and deposit notes, commercial paper including asset-backed commercial paper (“ABCP”), puttable bonds, general obligation and revenue bonds, money market funds, taxable commercial paper, corporate notes/bonds, municipal notes, municipal obligations and tax exempt commercial paper. All such instruments must carry minimum ratings of A1/P1/F1, MIG1/VMIG1/SP1 and A2/A/A, as applicable, all of which are considered “investment grade”. Our investment policy for marketable securities requires that all securities mature in five years or less, with a weighted average maturity of no longer than 24 months with at least 10% maturing in 90 days or less. (See Note 3 – Investments of Notes to Consolidated Financial Statements for further discussion and analysis of our investments).
Concentration of credit risk with respect to trade accounts receivable is limited due to our large number of customers and their dispersion across many countries and industries. No single customer accounted for more than 4% of our sales for the years ended December 31, 2022, 2021, and 2020, respectively. The largest trade account receivable from any individual customer at December 31, 2022 was approximately $11.3 million.
Key supplier risk
Our manufacturing processes use large volumes of high-quality components and subassemblies supplied by outside sources. Several of these items are available through sole or limited sources. Supply shortages or quality problems in connection with these key items has recently and may continue to require us to procure items from replacement suppliers, which would cause significant delays in fulfillment of orders and likely result in additional costs. In order to manage this risk, we maintain safety stock of some of these single sourced components and subassemblies and perform regular assessments of a suppliers' performance, grading key suppliers in critical areas such as quality and “on-time” delivery.
Warranty reserve
We offer a standard warranty on most hardware products which is included in the terms of sale of such products. During 2022, we enhanced the service entitlements included with our standard warranty to include technical support and dependable repair and replacement coverage. Standard warranties sold with these additional entitlements are now accounted for as service-type warranties and the revenue allocated to these performance obligations is now recognized over the service duration of one or three years, and the related warranty costs are recognized as incurred. We also offer optional extended warranties on our hardware products for which the related revenue is recognized ratably over the warranty period.
For hardware previously sold with only an assurance-type warranty, a provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred. Our estimate is based on historical experience and product sales during the period. The warranty reserve for the years ended December 31, 2022, 2021, and 2020 was $1.5 million, $3.2 million and $2.9 million at December 31, 2022, 2021 and 2020, respectively.
Loss contingencies
We accrue for probable losses from contingencies on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary.

Government Grants
We have received government assistance in the form of non-reimbursable grants for certain operating and capital expenditures in several countries where we operate. We record proceeds from government grants when there is reasonable assurance that we will comply with the relevant conditions of the grant agreement and the grant funds are received. Grants in recognition of specific expenses are recognized in the same period as an offset to those related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized. Cash receipts related to government grants are presented within operating or investing cash flows, depending on the nature of the grant.
Unrecognized benefits from grants previously received are recorded in "Other current liabilities" and "Other long-term liabilities". The amounts recorded in "Other current liabilities" and "Other long-term liabilities" as of December 31, 2022 were $2.4 million and $6.8 million respectively, primarily related to prior period grants for depreciable assets. Amounts received from new or existing grant arrangements during fiscal year 2022 were not material. The effect of government grants on our results of operations during 2022 were not material.

Other Expense
Other expense consisted of the following amounts:

	Years ended December 31,
(in thousands)	2022	2021	2020
Interest income	$454	$375	$3,899
Interest expense	(16,591)	(3,780)	(1,883)
Loss from equity-method investments	(163)	(5,719)	(2,942)
Net foreign exchange loss	(10,170)	(4,973)	(141)
Other gain (loss)	6,277	(493)	279
Other expense	$(20,193)	$(14,590)	$(788)

The year over year increase within "Other gain(loss)" was primarily related to a $3.4 million insurance recovery related to a pre-acquisition claim liability from one of our prior acquisitions, a $1.3 million tax settlement with an acquisition after the measurement period closed and a $0.8 million liquidation payment.

Advertising expense
We expense costs of advertising as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was $8 million, $20 million, and $15 million, respectively.
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
Hedging Instruments
All of our derivative instruments are recognized on the balance sheet at their fair value. We currently use foreign currency forward contracts to hedge our exposure to material foreign currency denominated receivables and forecasted foreign currency cash flows. We also use interest rate swaps to hedge interest rate exposure under our Credit Facility resulting from variable interest rates associated with our borrowings under such facility.

On the date the derivative contract is entered into, we designate the derivative as a hedge of the variability of foreign currency exchange rates or interest rates on our cash flows to be received or paid (“cash flow” hedge) or as an economic hedge of our foreign denominated net receivable positions (“other derivatives”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and that are deemed to be highly effective are recorded in other comprehensive income. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, cost of sales, operating expenses, or interest expense) associated with the forecasted transaction and in the same period or periods during which the hedged transaction is realized. The gain or loss on the other derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings under the line item “Net foreign exchange gain (loss)”. We do not enter into derivative contracts for speculative purposes.
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
Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, we record the related asset and obligation at the present value of lease payments. The discount rate used to calculate the present value of the lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancellable period for which we have the right to use the asset and may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Operating leases are recognized as a single lease cost on a straight-line basis over the lease term. Our remaining lease terms range from approximately 1 year to 91 years, some of which may include options to extend the lease for up to 9 years, and some of which may include options to terminate the leases within 1 year. Such operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets.
Amounts related to finance lease activities and income from leasing activities were not material for the periods presented. (See Note 9 – Leases of Notes to Consolidated Financial Statements for further information on our lease balances).
Income taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. We account for global intangible low-taxed income ("GILTI") in deferred taxes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Earnings per share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes restricted stock units (“RSUs”) and performance-based restricted stock units ("PRSUs"), is computed using the treasury stock method.
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Years ended December 31,
(In thousands)	2022	2021	2020
Weighted average shares outstanding-basic	131,738	132,311	131,082
Plus: Common share equivalents
RSUs and PRSUs	795	1,251	717
Weighted average shares outstanding-diluted	132,533	133,562	131,799
Stock awards to acquire 245,400 shares, 125,200 shares, and 251,400 shares for the years ended December 31, 2022, 2021, and 2020, respectively, were excluded in the computations of diluted EPS because the effect of including the stock awards would have been anti-dilutive.
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
The fair values of RSUs, with service-based vesting conditions, are estimated using their market price on the date of grant. The fair values of rights under employee stock purchase plans are estimated using the Black-Scholes option-pricing model. The fair values of PRSUs are estimated using a Monte Carlo simulation. The determination of fair value of the PRSUs is affected by our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Russell 2000 Index over the performance period. Refer to Note 12 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional information on our equity-based compensation programs.
Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation and unrealized gains and losses on forward contracts and securities available-for-sale. Comprehensive income in 2022, 2021, and 2020 was $122 million, $90 million and $144 million, respectively.
Recently Adopted Accounting Pronouncements

Government Grants

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832)"~~,~~ to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We prospectively adopted ASU 2021-10 on January 1, 2022. Please refer to Note 1 – Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements for additional information on our accounting for government grants.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. We early adopted the standard on January 1, 2022. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, "Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." The amendments in this update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our annual financial statement disclosures.

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

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Year Ended December 31,
	2022
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$606,059	$105,766	$711,825
EMEA	351,843	78,379	430,222
APAC	472,619	42,309	514,928
Total net sales (1)	$1,430,521	$226,454	$1,656,975

		Year Ended December 31,
	2021
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$503,839	$93,417	$597,256
EMEA	285,842	89,782	375,624
APAC	454,684	42,117	496,801
Total net sales (1)	$1,244,365	$225,316	$1,469,681

		Year Ended December 31,
	2020
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total
Americas	$430,779	$77,669	$508,448
EMEA	263,473	82,162	345,635
APAC	391,937	40,651	432,588
Total net sales (1)	$1,086,189	$200,482	$1,286,671
(1) Net sales contain hedging gains and losses, which do not represent revenues recognized from customers. See Note 5 -Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations
The industry grouping used to disaggregate net sales is determined at the customer account level. Accounts assigned to one of our three industry-specific groupings are either designated as Semiconductor and Electronics, Transportation, or Aerospace, Defense and Government. We are able to leverage the investments in these areas to also serve a broad base of diverse customers in the other industries we serve, which are included in our Portfolio grouping. Our recent acquisitions described in Note 17 - Acquisition of Notes to Consolidated Financial Statements are presented within the "Transportation" industry grouping below.

	Years ended December 31,
(In thousands)
Industry Grouping	2022	2021	2020
Semiconductor & Electronics	431,936	389,863	322,709
Transportation	301,793	216,504	170,774
Aerospace, Defense & Government	412,566	378,731	342,143
Portfolio	510,680	484,583	451,045
Total net sales	$1,656,975	$1,469,681	$1,286,671

Information about Contract Balances

Amounts billed in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to extended hardware and software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers, such as invoicing at the beginning of a subscription term with a portion of the revenue recognized ratably over the contract period, or to provide customers with financing, such as multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

Changes in deferred revenue, current and long-term, during the twelve months ended December 31, 2022 and December 31, 2021 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2020	$168,486
Deferral of revenue billed in current period, net of recognition	132,374
Recognition of revenue deferred in prior periods	(126,263)
Acquisitions/Divestitures	343
Foreign currency translation impact	(4,300)
Deferred Revenue at December 31, 2021	$170,640
Deferral of revenue billed in current period, net of recognition	166,973
Recognition of revenue deferred in prior periods	(131,820)
Acquisitions/Divestitures	1,620
Foreign currency translation impact	(7,139)
Deferred Revenue at December 31, 2022	$200,274

For the twelve months ended December 31, 2022, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables are included in "Other current assets" and "Other long-term assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the year ended December 31, 2022, amounts recognized related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and excluding contracts where revenue is recognized as invoiced, was approximately $115 million as of December 31, 2022. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balance and primarily relates to multi-year payments for hardware service and software service offerings. As of December 31, 2022, we expect to recognize approximately 44% of the revenue related to these unsatisfied performance obligations during 2023, 35% during 2024, and 22% thereafter.

Practical Expedients

As discussed in Note 1 - Operations and summary of significant accounting policies and Note 2 - Revenue of Notes to Consolidated Financial Statements, we have elected the following practical expedients in accordance with the revenue standard:

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

Note 3 – Investments
Equity-Method Investments

The carrying value of our equity method investments was $29 million and $32 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, net sales to our equity-method investees were approximately $6.2 million and $5.3 million, respectively and purchases from our equity-method investees were not material.

During the first quarter of 2021, we determined there was an other than temporary impairment for one of our equity-method investments, based on revised forecasts. We recorded a $3.5 million impairment loss related to this investment. Our proportionate share of the income/loss from equity-method investments is included within "Other expense". Refer to Note 1 - Operations and summary of significant accounting policies of Notes to Consolidated Financial Statements for additional information on these amounts for the year ended December 31, 2022, 2021, and 2020.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets
Other assets:
Derivatives (interest rate swaps)	2,299	—	2,299	—
Derivatives (foreign exchange contracts)	10,025	—	10,025	—
Total Assets	$12,324	$—	$12,324	$—

Liabilities
Derivatives (interest rate swaps)	(1,013)	—	(1,013)	—
Derivatives (foreign exchange contracts)	(18,313)	—	(18,313)	—
Total Liabilities	$(19,326)	$—	$(19,326)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents available for sale:
Money Market Funds	$101,290	$101,290	$—	$—
Other Assets:
Derivatives	12,407	—	12,407	—
Total Assets	$113,697	$101,290	$12,407	$—

Liabilities
Derivatives	$(9,468)	$—	$(9,468)	$—
Total Liabilities	$(9,468)	$—	$(9,468)	$—
We value our cash equivalents based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.
Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the year ended December 31, 2022. There were not any transfers in or out of Level 1 or Level 2 during the year ended December 31, 2022.
Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The amounts related to all assets and liabilities required to be measured at fair value on a nonrecurring basis were not material at December 31, 2022 and December 31, 2021.
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
We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 57%, 59% and 60% of our net sales during each of the years ended December 31, 2022, 2021, and 2019, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.
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
For foreign currency derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge effectiveness of foreign currency forwards designated as cash flow hedges is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held foreign currency forward contracts with the following notional amounts:

(In thousands)	U.S. Dollar Equivalent
	As of December 31, 2022	As of December 31, 2021
Chinese yuan	$73,419	$99,066
Euro	109,091	145,351
Japanese yen	21,285	43,128
Hungarian forint	19,529	54,939
British pound	13,929	25,947
Malaysian ringgit	8,856	29,624
Korean won	$14,048	$21,180
Total forward contracts notional amount	$260,157	$419,235
The contracts in the foregoing table had contractual maturities of 12 months or less as of December 31, 2022 and 24 months or less as of December 31, 2021.
At December 31, 2022, we expect to reclassify $3.2 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $2.4 million of losses on derivative instruments from accumulated OCI to cost of sales when the cost of sales are incurred and $1.8 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at December 31, 2022. Actual results may vary as a result of changes in the corresponding exchange rates subsequent to this date.
In 2022, we also entered into interest rate swap agreements with an aggregate notional value of $300 million and a term of three years. The economic effect of the swap agreements is to eliminate some uncertainty of the cash flows associated with floating-rate interest payments due under our Credit Facility by fixing the underlying annual interest rate for a portion of our outstanding debt at 3.9%, plus a margin. We have designated these interest rate swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.

The fair values of these interest rate swap agreements are included in prepaid expenses and other current assets and other long-term liabilities in our consolidated balance sheets at December 31, 2022. Changes in the fair values of these interest rate swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into Other expense in the same period that corresponding interest expense is recognized.

We do not use any interest rate swap agreements for trading purposes.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by fluctuations in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables for certain currencies and typically limit the duration of these foreign currency forward contracts to approximately 90 days. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of December 31, 2022 and December 31, 2021, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $282 million and $94 million, respectively.

The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets and the effect of derivative instruments on our Consolidated Statements of Income.

	Asset Derivatives
		December 31, 2022	December 31, 2021
(In thousands)
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$8,968	$8,993
Interest rate contracts - ST forwards	Prepaid expenses and other current assets	2,299	—
Foreign exchange contracts - LT forwards	Other long-term assets	—	2,908
		$11,267	$11,901
Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$1,057	$506
		$1,057	$506
Total derivatives		$12,324	$12,407

	Liability Derivatives
		December 31, 2022	December 31, 2021
(In thousands)
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other current liabilities	$(9,940)	$(6,425)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(196)	(2,377)
Interest rate contracts - LT forwards	Other long-term liabilities	(1,013)	—
		$(11,149)	$(8,802)
Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other current liabilities	$(8,177)	$(666)
		$(8,177)	$(666)
Total derivatives		$(19,326)	$(9,468)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2022 and 2021, respectively:

December 31, 2022
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(4,950)	Net sales	$22,199

Foreign exchange contracts - forwards	346	Cost of sales	(4,124)

Foreign exchange contracts - forwards	243	Operating expenses	(2,956)

Interest rate swap contracts - forwards	1,285	Other expense	112
Total	$(3,076)		$15,231

December 31, 2021
(In thousands)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$24,082	Net sales	$(4,229)

Foreign exchange contracts - forwards	(4,004)	Cost of sales	(452)

Foreign exchange contracts - forwards	(2,808)	Operating expenses	(355)
Total	$17,270		$(5,036)

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		December 31, 2022	December 31, 2021
Foreign exchange contracts - forwards	Other expense	$(719)	$(4,944)

Total		$(719)	$(4,944)
Gains or losses recognized in OCI on our derivatives are reported net of gains or losses reclassified from accumulated OCI into income.

Note 6 – Inventories
Inventories, net at December 31, 2022 and December 31, 2021 consist of the following:

(In thousands)	December 31, 2022	December 31, 2021

Raw materials	$273,311	$195,874
Work-in-process	14,968	14,573
Finished goods	119,302	97,728
Total	$407,581	$308,175

Less: Inventory reserve	$19,417	18,932
Total	$388,164	$289,243
Note 7 – Property and equipment
Property and equipment at December 31, 2022 and December 31, 2021 consist of the following:

(In thousands)	December 31, 2022	December 31, 2021

Land	$5,753	$12,390
Buildings	256,073	238,949
Furniture and equipment	474,096	450,889
	735,922	702,228
Accumulated depreciation	(470,542)	(448,560)
Total, net	$265,380	$253,668
Depreciation expense for the years ended December 31, 2022, 2021, and 2020, was $37 million, $40 million and $40 million, respectively.

Note 8 – Intangible assets, net and Goodwill
Intangible assets at December 31, 2022 and December 31, 2021 are as follows:

(In thousands)	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$18,810	$(15,321)	$3,489	$45,671	$(36,457)	$9,214
Acquired technology	167,686	(54,351)	113,335	148,155	(34,264)	113,891
Customer relationships	98,827	(33,514)	65,313	93,931	(19,717)	74,214
Patents	37,240	(31,368)	5,872	36,217	(29,316)	6,901
Other	34,078	(21,237)	12,841	32,962	(16,764)	16,198
Total	$356,641	$(155,791)	$200,850	$356,936	$(136,518)	$220,418

The amounts in the table above are net of fully amortized assets. Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, generally ten to seventeen years. Total intangible assets amortization expenses were $54 million, $60 million, and $48 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Capitalized software development costs, customer relationships, acquired technology, patents and other intangible assets had weighted-average remaining useful lives of 1.6 years, 4.4 years, 3.1 years, 5.0 years, and 2.4 years, respectively, as of December 31, 2022. The estimated future amortization expense related to intangible assets as of December 31, 2022 was as follows:

Amount
(In thousands)
2023	$49,374
2024	45,482
2025	40,287
2026	29,195
2027	17,490
Thereafter	19,022
Total	$200,850
Goodwill
A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In thousands)
Balance as of December 31, 2020	$467,547
Acquisitions	114,178
Divestiture	1,973
Foreign currency translation impact	(7,706)
Balance as of December 31, 2021	$575,992
Acquisitions	42,757
Purchase price adjustments	4,243
Foreign currency translation impact	(7,258)
Balance as of December 31, 2022	$615,734
Refer to Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional details on the acquisition-related amounts recorded to goodwill during the twelve months ended December 31, 2022.

Note 9 – Leases
The components of operating lease expense were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating Lease Cost (a)	22,518	$21,173	$21,637
(a) Includes variable and short-term lease costs

Supplemental cash flow information related to operating leases were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease liabilities	$18,216	$19,087	$20,005
Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$18,412	$8,707	$12,252
Maturities of lease liabilities as of December 31, 2022 were as follows:

(In thousands)
Years ending December 31,		Operating Leases
2023		$15,284
2024		12,431
2025		8,702
2026		7,519
2027		2,977
Thereafter		488
Total future minimum lease payments		47,401
Less imputed interest		2,979
Total		$44,422

	Years Ended December 31,
	2022	2021
Weighted Average Remaining Lease Term (years)
Operating Leases	3.7	4.3

Weighted Average Discount Rate
Operating Leases	4.0%	3.8%
As of December 31, 2022, we have additional operating leases, primarily for real estate, that have not yet commenced of approximately $8 million. These operating leases will commence in 2023 with lease terms of up to 10 years.
Note 10 – Income taxes
The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Domestic	$65,258	$33,368	$189,486
Foreign	106,618	70,207	9,276
Total	$171,876	$103,575	$198,762

The provision for income taxes charged to operations is as follows:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Current tax expense:
U.S. federal	$77,136	$10,979	$25,949
State	7,504	3,135	4,793
Foreign	20,500	15,942	16,590
Total current	$105,140	$30,056	$47,332
Deferred tax expense (benefit):
U.S. federal	$(64,415)	$(8,485)	$10,056
State	(2,375)	(732)	885
Foreign	(4,471)	(6,676)	(5,100)
Total deferred	$(71,261)	$(15,893)	$5,841
Change in valuation allowance	(1,647)	97	1,930
Total provision	$32,232	$14,260	$55,103
Deferred tax liabilities (assets) at December 31, 2022 and 2021 were as follows:

(In thousands)	December 31,
	2022	2021
Capitalized software	$733	$1,956
Depreciation and amortization	6,113	8,202
Intangible assets	22,694	25,526
Right of use asset	7,607	7,246
Undistributed earnings of foreign subsidiaries	6,071	2,865
Unrealized gain on derivative instruments	76	481
Gross deferred tax liabilities	43,294	46,276
Operating loss carryforwards	(82,722)	(92,069)
Vacation and other accruals	(4,801)	(6,188)
Inventory valuation and warranty provisions	(2,920)	(2,566)
Doubtful accounts and sales provisions	(2,341)	(1,759)
Capitalized R&D	(59,055)	—
Deferred revenue	(5,128)	(5,997)
Operating lease liabilities	(8,208)	(7,847)
Accrued expenses	(227)	(194)
Global intangible low-taxed income	(14,022)	(2,714)
Stock-based compensation	(6,537)	(6,786)
Research and development tax credit carryforward	—	(33)
Foreign tax credit carryforward	(1,580)	(1,468)
Cumulative translation adjustment on undistributed earnings	(1,558)	(873)
Unrealized exchange loss	(50)	(758)
Other	(4,424)	(3,446)
Gross deferred tax assets	(193,573)	(132,698)
Valuation allowance	74,129	83,630
Net deferred tax (asset) liability	$(76,150)	$(2,792)

A reconciliation of income taxes at the U.S. federal statutory income tax rate to our effective tax rate follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21%	21%	21%
Foreign taxes greater (less) than federal statutory rate	4	(3)	6
Outside basis difference on asset held for sale	—	—	2
Research and development tax credits	(4)	(4)	(2)
Enhanced deduction for certain research and development expenses	(3)	(5)	(2)
State income taxes, net of federal tax benefit	3	2	1
Nondeductible officer compensation	2	2	1
Change in intercompany prepaid tax asset	—	(1)	1
Foreign-derived intangible income deduction	(7)	(4)	(2)
Global intangible low-taxed income inclusion ("GILTI")	7	2	—
Amortization of intangible assets	2	3	1
Global intangible low-taxed income deferred	(7)	—	—
Other	1	1	1
Effective tax rate	19%	14%	28%
The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the "Tax Act"). The Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The amount of transition tax payable as of December 31, 2022 was $54.2 million, of which $13.6 million is due in the next 12 months and $40.6 million is payable during 2024 through 2025.

As of December 31, 2022, we had federal tax net operating loss carryforwards of $1.7 million, which may be carried forward indefinitely, and tax credit carryforwards of $1.6 million which expire during the years 2029 to 2040. Certain of these carryforwards are subject to limitations following a change in ownership. We do not expect to utilize certain of these tax credit carryforwards and have recorded a valuation allowance of $1.5 million against those credits at December 31, 2022.
As of December 31, 2022, 25 of our subsidiaries had available, for income tax purposes, foreign net operating loss carryforwards of an aggregate of approximately $864 million, of which $772 million expires during the years 2023 to 2041 and $92 million of which may be carried forward indefinitely. Our tax valuation allowance relates primarily to our ability to realize certain of these foreign net operating loss carryforwards.
Effective January 1, 2010, a new tax law in Hungary provided for an enhanced deduction for the qualified research and development expenses of NI Hungary Software and Hardware Manufacturing Kft. (“NI Hungary”). During the three months ended December 31, 2009, we obtained confirmation of the application of this new tax law for the qualified research and development expenses of NI Hungary. Based on the application of this new tax law to the qualified research and development expense of NI Hungary, we do not expect to have sufficient future taxable income in Hungary to realize the benefits of NI Hungary’s deferred tax assets. Therefore, we had a full valuation allowance against those assets at December 31, 2022.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The tax holiday in Malaysia resulted in income tax benefits of $6.3 million and $3.9 million for the years ended December 31, 2022 and 2021, respective1y. The impact of the tax holiday on a per share basis for each of the years ended December 31, 2022 and 2021 was a benefit of $0.05 and $0.03 per share, respectively.
We have not provided for foreign withholding or distribution taxes on approximately $15.4 million of certain non-U.S. subsidiaries' undistributed earnings as of December 31, 2022. These earnings would become subject to withholding or distribution taxes of approximately $1.5 million, if they were remitted to the parent company as dividends. We intend to permanently reinvest these undistributed earnings.
We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Balance at beginning of period	$9,360	$10,488
Additions based on tax positions related to the current year	2,544	232
Additions based on tax positions related to the prior year	2,143	—
Reductions as a result of the closing of open tax periods	(1,486)	(1,360)
Balance at end of period	$12,561	$9,360
All of our gross unrecognized tax benefits at December 31, 2022 would affect our effective income tax rate if recognized. As of December 31, 2022, it is reasonably possible that the unrecognized gross tax benefits could decrease in the amount of $0.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.
We recognize interest and penalties related to income tax matters in income tax expense. During the years ended December 31, 2022 and 2021, we recognized interest expense related to uncertain tax positions of approximately $0.2 million. As of December 31, 2022 and 2021, we had approximately $0.3 million accrued for interest related to uncertain tax positions.
The tax years 2016 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 11 – Comprehensive income
Our comprehensive income is comprised of net income, foreign currency translation, unrealized gains and losses on designated derivatives and debt securities classified as available-for-sale. The accumulated other comprehensive income, net of tax, for the years ended December 31, 2022 and 2020, consisted of the following:

	December 31, 2022
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2021	$(23,179)	$—	$3,048	$(20,131)
Current-period other comprehensive (loss) income	(15,071)	—	12,155	(2,916)
Reclassified from accumulated OCI into income	—	—	(15,231)	(15,231)
Income tax benefit (expense)	—	—	413	413
Balance as of December 31, 2022	$(38,250)	$—	$385	$(37,865)

	December 31, 2021
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2020	$(10,066)	$(426)	$(10,334)	$(20,826)
Current-period other comprehensive (loss) income	(13,113)	420	12,234	(459)
Reclassified from accumulated OCI into income	—	—	5,036	5,036
Income tax benefit (expense)	—	6	(3,888)	(3,882)
Balance as of December 31, 2021	$(23,179)	$—	$3,048	$(20,131)

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
Our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on May 5, 2020. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2020 Plan, as well as the 567,142 shares of common stock that were reserved but not issued under the 2015 Plan as of May 5, 2020, and any shares that were returned to the 2005 Plan, 2010 Plan and 2015 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2020 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three, or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022.
Our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”) on May 10, 2022. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2022 Plan, as well as the 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022, and any shares that were returned to the 2005 Plan, 2010 Plan, 2015 Plan and 2020 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or RSUs issued under those plans. The 2022 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 6,176,156 shares available for grant under the 2022 Plan at December 31, 2022.

During the year ended December 31, 2022, we did not make any changes in accounting principles or methods of estimates related to the 2010, 2015 and 2020 Plans.  Transactions under our 2010 Plan, 2015 Plan, 2020 Plan and 2022 Plan are summarized as follows:

	RSUs
	Number of RSUs	Weighted average grant price per share
Outstanding at December 31, 2019	3,289,637	$40.99
Granted	2,347,725	$40.27
Earned	(1,105,559)	$40.02
Canceled	(490,541)	$40.74
Outstanding at December 31, 2020	4,041,262	$40.88
Granted	1,757,606	$45.67
Earned	(1,389,110)	$39.92
Canceled	(447,300)	$41.54
Outstanding at December 31, 2021	3,962,458	$43.26
Granted	2,138,494	$41.77
Earned	(1,514,636)	$42.04
Canceled	(565,864)	$43.24
Outstanding at December 31, 2022	4,020,452	$42.93
Total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $122.4 million as of December 31, 2022, related to 4,020,452 shares with a per share weighted average grant date fair value of $42.93. We anticipate this expense to be recognized over a weighted average period of approximately 2.39 years.
Performance-based stock units
During the year ended December 31, 2022, 2021 and 2020, we granted 164,843, 130,006 and 144,647 PRSUs, respectively, to executive officers pursuant to the 2020 Plan, respectively. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index (the “Index”) over a three-year performance period. For the PRSUs granted during the year ended December 31, 2022, the three-year performance period commenced on January 1, 2022, and will end on December 31, 2024, for the PRSUs granted during the year ended December 31, 2021, the three-year performance period commenced on January 1, 2021 and will end on December 31, 2023, and for the PRSUs granted during the year ended December 31, 2020, the three-year performance period commenced on January 1, 2020 and ended on December 31, 2022, in each case, using the average daily closing price over a 30-day lookback. The number of awards earned could range from zero to two times the target number of shares granted.
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

	Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Number of simulations	100,000	100,000	100,000
Expected volatility	37.81%	40.60%	27.41%
Expected life in years	2.95 years	2.95 years	2.92 years
Risk-free interest rate	1.33%	0.21%	1.38%
Dividend yield	2.52%	2.66%	2.32%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $59.65 per share, $66.97 per share and $61.00 per share in 2022, 2021 and 2020, respectively.

Employee stock purchase plan
Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under this plan. On May 10, 2022, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At December 31, 2022, we had 4,073,090 shares of common stock reserved for future issuance under the ESPP. We issued 988,431 shares under this plan in the year ended December 31, 2022. The weighted average purchase price of the shares under this plan was $32.19 per share.
The grant date fair value of the purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2022	2021	2020
Dividend yield	0.714%	0.653%	0.620%
Expected life	3 months	3 months	3 months
Expected volatility	30%	35%	47%
Risk-free interest rate	0.32%	0.07%	1.26%

Weighted average, grant date fair value of purchase rights granted under the ESPP are as follows:

	Number of Shares	Weighted average fair value per share
2020	1,026,578	$8.80
2021	997,671	$9.17
2022	988,431	$7.89
During the year ended December 31, 2022, we did not make any changes in accounting principles or methods of estimates with respect to the employee stock purchase plan.
Stock repurchases and retirements
On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors (the "2019 Program"). The Board has amended the 2019 Program several times over the years to increase the number of shares that may be purchased under the program. On October 23, 2019, our Board amended the 2019 Program to increase the number of shares that may be repurchased by 3,000,000 shares.

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

As of March 31, 2022, there were no shares remaining available for repurchase under the 2019 Program. At December 31, 2022, there was $109 million available for repurchase under the 2022 Program. Under the 2022 and 2019 Program, during the year ended December 31, 2022, we repurchased 3,792,063 shares of our common stock at a weighted average price per share of $40.04. Under the 2019 Program, we repurchased 1,339,498 shares of our common stock at a weighted average price per share of $41.06 during the year ended December 31, 2021, and we repurchased 1,390,057 shares of our common stock at a weighted average price per share of $35.04 during the year ended December 31, 2020.
Note 13 – Employee retirement plan
We have a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all domestic employees with at least 30 days of continuous service are eligible to participate and, subject to annual IRS limitations, may contribute up to 80% of their compensation to such plan. The Board of Directors has elected to make matching contributions equal to 50% of employee contributions, which could be applied to up to 8% of each participant’s compensation during 2022, 2021 and 2020. Prior to January 31, 2023, employees were eligible for matching contributions after one year of continuous service. After January 31, 2023, employees are eligible for matching contributions after six months of continuous service. Company contributions vest immediately. Our policy prohibits participants from direct investment in shares of our common stock within the plan. Company contributions charged to expense were $9.8 million, $9.5 million and $9.3 million in 2022, 2021, and 2020, respectively.

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
We sell our products in three geographic regions which consist of Americas; EMEA; and APAC. Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance are reflected as total net sales in our Consolidated Statements of Income. (See Note 2 – Revenue of Notes to Consolidated Financial Statements for total net sales by the geographic regions in which we operate).

The following tables present summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net sales:
Year ended December 31, 2022	$687	$240	$730	$1,657
Year ended December 31, 2021	$566	$233	$671	$1,470
Year ended December 31, 2020	$482	$201	$604	$1,287
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

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
December 31, 2022	$124	$58	$82	$61	$325
December 31, 2021	$125	$51	$76	$60	$312

Note 15 - Debt
The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of December 31, 2022, and 2021, respectively (in thousands):

	December 31,	December 31,
	2022	2021
Secured
2022 term loan	$493,750	$—
2022 revolving credit	50,000	—
2021 revolving credit	—	300,000

Total Debt	543,750	300,000
Less: Unamortized debt issuance costs	(2,113)	—
Less: Current Portion of Total Debt	(25,000)	—
Total Debt, non-current	$516,637	$300,000

Debt Issuance Costs

The effective interest rate for the 2022 term loan, was 5.6%, the 2022 revolving credit was 5.7% and for the 2021 revolving credit was 1.4%. As of December 31, 2022, debt issuance costs of approximately $2.1 million attributable to our revolving credit are presented within "Other long-term assets" in our Consolidated Balance Sheet and debt issuance costs of approximately $2.1 million attributable to the term loan are presented within "Debt, non-current". As of December 31, 2021, debt issuance costs of approximately $2.5 million attributable to our revolving credit are presented within "Other long-term assets" in our Consolidated Balance Sheet. These amounts are amortized to interest expense ratably over the life of the revolving credit.

Credit Facility

On August 24, 2022, we amended the terms of our Credit Facility by entering into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the "Administrative Agent"), Wells Fargo Securities, LLC, BofA Securities, Inc. and Citibank, N.A., as joint lead arrangers and joint bookrunners, BofA Securities, Inc. and Citibank, N.A., as syndication agents, and the lenders party thereto. The Credit Agreement amends and restates and refinances our Second Amended and Restated Credit Agreement, dated as of June 18, 2021, by and among us, the lenders from time-to-time party thereto and Wells Fargo Bank, National Association, as the administrative agent (the "Prior Credit Agreement"). All outstanding loans under the Prior Credit Agreement were repaid in full in connection with the entry into the Credit Agreement. The replacement of the Prior Credit Agreement with the Credit Agreement was treated as a debt modification and the remaining balance of unamortized debt issuance costs were allocated to the new loan facilities, as described below.

The Credit Agreement provides for an initial $1 billion Credit Facility consisting of (a) a secured revolving loan facility in an aggregate principal amount of up to $500 million at any time outstanding, with a sublimit of $25 million for the issuance of letters of credit and (b) a secured term loan facility in an aggregate principal amount of $500 million. Subject to the terms of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loans and/or revolving loan commitments. The Credit Facility terminates, and all revolving loans outstanding and/or outstanding term loan amounts (together with accrued interest and fees) are payable in full, on August 24, 2027, unless terminated earlier pursuant to the terms of the Credit Agreement. The term loans amortize in quarterly payments equal to 1.25% of the original principal amount of the term loans, with the remaining outstanding balance due at maturity.

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

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. As of December 31, 2022, there were no Subsidiary Guarantors, and no Guaranty had been executed. In connection with the Credit Agreement, we entered into a Second Amended and Restated Collateral Agreement (the "Collateral Agreement") pursuant to which we granted a continuing security interest on substantially all of our assets, in favor of the Administrative Agent (for the benefit of the lenders of the Credit Facility), to secure our obligations under the Credit Agreement. Subsidiary Guarantors are required to join the Collateral Agreement and make similar grants of security interests.

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

The proceeds of the term loans made on August 24, 2022 were used to prepay in full the revolving loans outstanding under the Prior Credit Agreement. Remaining proceeds of the loans made on August 24, 2022 were used to pay associated costs, fees and other expenses and for other working capital and general corporate purposes. Proceeds of current and additional revolving loans under the Credit Agreement may be used for working capital and other general corporate purposes including acquisitions, share repurchases and dividend payouts. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

Note 16 – Commitments and Contingencies
We have commitments under non-cancelable operating leases primarily for office facilities throughout the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Future minimum lease payments as of December 31, 2022, for each of the next five years are as follows:

Amount
(In thousands)
2023	$15,284
2024	12,431
2025	8,702
2026	7,519
2027	2,977
Thereafter	488
Total	$47,401
Rent expense under operating leases was approximately $23 million for the year ended December 31, 2022, $21 million for the year ended December 31, 2021 and $22 million for the year ended December 31, 2020.
In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for certain inventory components ("unconditional purchase obligations"). The majority of our unconditional purchase obligations relate to amounts due within the next 12 months. As of December 31, 2022, our unconditional purchase obligations primarily consist of payments to various suppliers for inventory components. As of December 31, 2022, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $19.4 million. As of December 31, 2021, our future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year were approximately $11.7 million. As of December 31, 2022, our outstanding guarantees for payment of customs and foreign grants were not material.

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
Note 17 - Acquisitions

Kratzer Acquisition

On May 2, 2022, we completed the acquisition of certain assets of, and assumed certain liabilities of, the test systems business of Germany-based Kratzer. As part of this integrated transaction, we also purchased 100% of the shares in certain subsidiaries of Kratzer including Kratzer Automation S.a.r.l. ("Kratzer France"), Kratzer Automation Inc. ("Kratzer US") and Kratzer Automation (Shanghai) Co., Ltd. ("Kratzer China"). The acquisitions of Kratzer France, Kratzer US, and Kratzer China were completed on June 1, 2022, June 2, 2022, and August 26, 2022, respectively. This transaction was accounted for as a business combination using the acquisition method of accounting. Total cash consideration for the transaction was $56.3 million inclusive of $0.7 million in cash acquired. All of the acquired assets and liabilities of the TS Business have been recorded at their respective fair values as of the acquisition date. The acquisition was funded by cash on hand.

Transaction costs have been expensed as incurred. We expensed $2.2 million of transaction costs related to the acquisition of the TS Business, which are included in selling, general and administrative expenses.

The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill generated from the acquisition is primarily attributed to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification test systems and other related applications. The goodwill is deductible locally and in the U.S. over 15 years for federal income tax purposes.

During the fourth quarter of 2022, we recorded measurement period adjustments to our preliminary estimate of the fair value of intangible assets acquired as a result of new information obtained on acquired customer contracts. The net decrease to the fair value of total intangible assets acquired was $10 million, with a corresponding increase to goodwill. This change to the provisional amount did not have a material impact to the income statements in the current or previous reporting periods.

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of the TS Business (in thousands):

May 2, 2022
Consideration Transferred	$56,324

Cash and cash equivalents	672
Accounts receivable	2,616
Inventories	5,130
Prepaid expenses and other current assets	1,900
Property and equipment	1,145
Goodwill	29,223
Intangible assets	25,192
Operating lease right-of-use assets	4,638
Other long-term assets	108
Accounts payable and accrued expenses	(966)
Accrued compensation	(463)
Operating lease liabilities - current	(1,050)
Accrued expenses and other current liabilities	(8,233)
Operating lease liabilities - non-current	(3,588)
Net Assets Acquired	$56,324

The preliminary purchase price allocation related to the acquisition was not finalized as of December 31, 2022. These preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of purchase price that are not yet finalized relate to intangible assets, income taxes and residual goodwill.

Acquired intangible assets will be amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and the preliminary average remaining useful lives for identifiable intangible assets acquired.

	Estimated Fair Value (in thousands)	Estimated Useful Lives (in years)
Customer relationships	$2,470	10
Developed software	20,830	5
Trade name contractual rights	1,710	2
Total	25,010

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. The economic useful life was determined by examining the period of time over which the customer attrition curve falls below a target threshold.

Developed software represents the fair value of automation systems for performing test bench tasks and management systems for all resources and accruing data in the test field. The economic life of this software is estimated to be 5 years based on the expected future utilization of the software in its current form.

Results of operations of the business acquired have been included in our condensed consolidated financial statements subsequent to the dates of acquisition. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

Heinzinger Acquisition

On February 28, 2022, we completed the acquisition of Heinzinger Automotive GmbH, a leader in the power supply systems for the automotive industry, for $22.5 million in total cash consideration, subject to certain post-closing adjustments. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities have been recorded at their respective fair values as of the acquisition date. We recognized approximately $13.5 million of goodwill and $7.2 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

The preliminary purchase price allocation related to the acquisition was not finalized as of December 31, 2022, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes during the measurement period, which is up to one year from the date of acquisition. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. Goodwill is deductible for tax purposes.

NHR Acquisition

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

The acquisition was funded primarily by cash on hand in addition to $200 million drawn under our then-existing credit facility in October 2021. See Note 15 – Debt of Notes to Consolidated Financial Statements for further information on our outstanding borrowings. During the year ended December 31, 2021, we expensed $6 million of transaction costs in connection with the acquisition of NHR, which are included in selling, general and administrative expenses.

    During the first quarter of 2022, we recorded a measurement period adjustment to our preliminary estimate of the fair value of liabilities assumed related to amounts owed for certain pre-acquisition activities. The increase to the fair value of acquired liabilities was $5.1 million, with a corresponding increase to goodwill. The change to this provisional amount had no impact to the current or previous period income statements.

During the second quarter of 2022, we recorded measurement period adjustments to total consideration transferred related to amounts received for certain pre-acquisition activities and certain post-closing adjustments. The net decrease to total consideration transferred was $0.8 million, with a corresponding decrease to goodwill. This change had no impact to the current or previous period income statements.

Fair value of net assets acquired and liabilities assumed

The information below represents the purchase price allocation of NHR (in thousands):

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

Unaudited Pro Forma Information

Our results of operations for the year ended December 31, 2021 include net sales of $9 million and net income of $3 million related to NHR for the period subsequent to the acquisition date. The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the NHR acquisition had occurred on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include additional amortization expense for the identifiable intangible assets and an increase in interest expense related to the additional borrowings entered into in connection with the acquisition, net of tax effects. For the pro forma presentation, given the assumed acquisition date of January 1, 2020, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the twelve months ended December 31, 2021, whereas transaction and integration costs that were incurred prior to the acquisition date have been excluded from the calculation of pro forma net income. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what actual results of operations would have been if the acquisition had occurred as the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

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

Note 18 - Restructuring

2022 Restructuring

During the year ended December 31, 2022, we incurred restructuring-related expenses of approximately $5.2 million related to targeted headcount reductions initiated during the year and the finalization of certain activities related to the 2021 Plan discussed below. These severance-related charges are primarily presented within "Sales and Marketing" and "General and Administrative" below. During the fourth quarter of 2022, we also commenced a voluntary separation program for eligible employees, for which we incurred approximately $5.0 million of severance charges for employees who were voluntarily terminated. The majority of costs related to the voluntary separation program were recorded during the fourth quarter of 2022.

During the third quarter of 2022, we recorded an inventory write-down of approximately $3.9 million, presented in "Cost of sales", related to the final transition of manufacturing activities from our RF and microwave test business from Santa Clara, California to our manufacturing hubs in Hungary and Malaysia. The majority of the other charges incurred during the year are related to the severance payments discussed above.

2021 Restructuring

On October 26, 2021, we initiated a restructuring plan (the “2021 Plan”) that resulted in the site closure of our facilities in Aachen, Germany. This targeted restructuring effort was intended to further optimize our research and development operations and accelerate investment in strategic growth opportunities. The majority of these charges were recognized during the fourth quarter of 2021.

2020 Restructuring

On October 29, 2020, we announced a workforce reduction plan (the “2020 Plan”) intended to accelerate our growth strategy and further optimize our operations and cost structure. The majority of charges related to this 2020 Plan were recognized during the three months ended December 31, 2020. We implemented a majority of the actions under this 2020 Plan as of December 31, 2021.

A summary of the charges in the consolidated statement of operations resulting from these restructuring activities is shown below:

(In thousands)	Years Ended
	2022	2021	2020
Cost of sales	$4,805	(25)	1,626
Research and development	2,779	7,907	5,564
Sales and marketing	4,458	4,006	30,189
General and administrative	2,062	2,174	7,871
Other	—	316	—
Total restructuring and other related costs	$14,104	14,378	45,250

Total restructuring and other charges incurred during the year ended December 31, 2022 related to the initiatives described above were $14.1 million primarily related to employee severance costs. A summary of balance sheet activity during 2022 related to the restructuring activity is shown below:

Restructuring Liability
Balance as of December 31, 2020	$28,993
Income statement expense	14,378
Cash payments	(31,851)
Balance as of December 31, 2021	$11,520
Income statement expense	10,160
Cash payments	(11,671)
Balance as of December 31, 2022	$10,009
The restructuring liability of $10.0 million at December 31, 2022, relating primarily to severance payments associated with the restructuring activity, is recorded in the “accrued compensation” line item of the consolidated balance sheet.

Note 19 – Subsequent events
Dividend
On January 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on March 6, 2023, to stockholders of record at the close of business on February 13, 2023.
Rights Plan
On January 13, 2023, the Board of Directors authorized and declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on January 23, 2023, as set forth in a Preferred Stock Rights Agreement dated as of January 13, 2023. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $200.00, subject to adjustment. The Rights expire on the earliest of (1) January 12, 2024, unless such date is extended, or (2) the distribution date, which is the date when the Rights become exercisable.
Restructuring
During the first quarter of 2023, we announced a workforce reduction plan (the “Plan”) intended to realign our investments to accelerate our growth strategy and further optimize our operations and cost structure. The Plan is expected to result in reductions to our worldwide headcount of approximately 4% during 2023, with a majority of the reductions occurring in the first quarter of 2023. In connection with the Plan, we currently estimate that we will incur charges consisting primarily of cash termination benefits and other employee-related costs. We are continuing to evaluate the amount of these charges and expect that the majority of these charges will be recognized during the first quarter of 2023.