Form 10-Q
period 2023-03-31
NATIONAL INSTRUMENTS CORP
filed 2023-04-28
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:  March 31, 2023
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________
Commission file number:  000-25426

NATIONAL INSTRUMENTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1871327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11500 North MoPac Expressway	78759
Austin,
Texas
(Address of principal executive offices)	(Zip code)
 Registrant's telephone number, including area code:  (512) 683-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	NATI	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights	N/A	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2023
Common Stock, $0.01 par value	131,498,380

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Cash and cash equivalents	$137,672	$139,799
Accounts receivable, net	415,744	445,279
Inventories, net	401,060	388,164
Prepaid expenses and other current assets	117,701	115,677
Total current assets	1,072,177	1,088,919
Property and equipment, net	277,706	265,380
Goodwill	630,879	615,734
Intangible assets, net	208,207	200,850
Operating lease right-of-use assets	67,153	59,176
Other long-term assets	127,737	128,479
Total assets	$2,383,859	$2,358,538
Liabilities and stockholders' equity
Accounts payable	$50,351	$54,639
Accrued compensation	50,126	71,422
Deferred revenue - current	147,774	137,208
Operating lease liabilities - current	15,507	13,834
Other taxes payable	61,292	67,615
Debt, current	25,000	25,000
Accrued expenses and other current liabilities	169,963	153,157
Total current liabilities	520,013	522,875
Deferred income taxes	4,730	1,676
Income taxes payable - non-current	40,646	40,646
Deferred revenue - non-current	65,263	63,066
Operating lease liabilities - non-current	36,590	30,588
Debt, non-current	490,505	516,637
Other long-term liabilities	31,798	26,926
Total liabilities	1,189,545	1,202,414
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 131,498,380 shares and 131,004,965 shares issued and outstanding, respectively	1,315	1,310
Additional paid-in capital	1,231,894	1,207,420
Retained deficit	(4,627)	(14,741)
Accumulated other comprehensive loss	(34,268)	(37,865)
Total stockholders’ equity	1,194,314	1,156,124
Total liabilities and stockholders' equity	$2,383,859	$2,358,538

The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net sales:
Product	$400,399	$343,685
Software maintenance	36,426	41,571
Total net sales	436,825	385,256

Cost of sales:
Product	127,556	115,024
Software maintenance	5,151	4,203
Total cost of sales	132,707	119,227
Gross profit	304,118	266,029

Operating expenses:
Sales and marketing	117,342	120,157
Research and development	86,637	82,161
General and administrative	43,214	33,179
Total operating expenses	247,193	235,497
Operating income	56,925	30,532
Other (expense) income	(3,020)	33
Income before income taxes	53,905	30,565
Provision for income taxes	6,976	5,329
Net income	$46,929	$25,236

Basic earnings per share	$0.36	0.19

Weighted average shares outstanding - basic	131,326	132,105

Diluted earnings per share	$0.35	$0.19

Weighted average shares outstanding - diluted	133,210	133,175

Dividends declared per share	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net income	$46,929	$25,236
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation adjustment	4,889	(3,805)
Unrealized (loss) gain on derivative instruments	(1,676)	1,867
Other comprehensive income (loss), before tax	3,213	(1,938)
Tax (benefit) expense related to items of other comprehensive income	(384)	425
Other comprehensive income (loss), net of tax	3,597	(2,363)
Comprehensive income	$50,526	$22,873

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net income	$46,929	$25,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,240	21,566
Stock-based compensation	15,558	20,128
Gain from equity-method investments	(4,800)	(602)
Deferred income taxes	(1,944)	(3,615)
Changes in operating assets and liabilities, net of acquisitions	20,723	(66,561)
Net cash provided by (used in) operating activities	98,706	(3,848)

Cash flow from investing activities:
Acquisitions, net of cash received	(22,700)	(17,510)
Capital expenditures	(21,419)	(10,182)
Capitalization of internally developed software	(925)	(187)
Additions to other intangibles	(3,125)	(1,274)
Net cash used in investing activities	(48,169)	(29,153)

Cash flow from financing activities:
Proceeds from revolving credit	—	25,000
Payments on term loan	(6,250)	—
Payments on revolving credit	(20,000)	—
Proceeds from issuance of common stock	8,956	9,244
Repurchase of common stock	—	(31,455)
Dividends paid	(36,815)	(36,976)
Net cash used in financing activities	(54,109)	(34,187)

Effect of exchange rate changes on cash	1,445	(1,035)

Net change in cash and cash equivalents	(2,127)	(68,223)
Cash and cash equivalents at beginning of period	139,799	211,106
Cash and cash equivalents at end of period	$137,672	$142,883

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	March 31, 2023
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2022	131,004,965	$1,310	$1,207,420	$(14,741)	$(37,865)	$1,156,124
Net income	—	—	—	46,929	—	46,929
Other comprehensive loss, net of tax	—	—	—	—	3,597	3,597
Issuance of common stock under employee plans	493,415	5	8,951	—	—	8,956
Stock-based compensation	—	—	15,523	—	—	15,523
Dividends paid (1)	—	—	—	(36,815)	—	(36,815)
Balance at March 31, 2023	131,498,380	$1,315	$1,231,894	$(4,627)	$(34,268)	$1,194,314

	March 31, 2022
	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2021	132,293,898	$1,323	$1,129,647	$112,858	$(20,131)	$1,223,697
Net income	—	—	—	25,236	—	25,236
Other comprehensive income, net of tax	—	—	—	—	(2,363)	(2,363)
Issuance of common stock under employee plans	354,618	4	9,240	—	—	9,244
Stock-based compensation	—	—	20,055	—	—	20,055
Repurchase of common stock	(772,052)	(8)	(6,593)	(24,854)	—	(31,455)
Dividends paid (1)	—	—	—	(36,976)	—	(36,976)
Balance at March 31, 2022	131,876,464	$1,319	$1,152,349	$76,264	$(22,494)	$1,207,438

(1) Cash dividends declared per share of common stock were $0.28 for the three months ended March 31, 2023 and 2022.

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 21, 2023 (the "2022 Form 10-K"). In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2023 and December 31, 2022, the results of our operations and comprehensive income for the three months ended March 31, 2023 and 2022, our cash flows for the three months ended March 31, 2023 and 2022, and our statement of stockholders' equity for the three months ended March 31, 2023 and 2022. Our operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Summary of Significant Accounting Policies

There were no material changes to our significant accounting policies during the three months ended March 31, 2023 compared to the significant accounting policies described in our 2022 Form 10-K.

Other (Expense) Income

Other (expense) income consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Interest income	$326	$46
Interest expense	(8,348)	(1,292)
Gain from equity-method investments	4,800	602
Net foreign exchange loss	(302)	(1,166)
Other	504	1,843
Other (expense) income	$(3,020)	$33

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities on our consolidated balance sheet includes the following amounts (in thousands):

	As of March 31, 2023	As of December 31,
	(unaudited)	2022
Income taxes payable - current	$85,940	$87,186
Hedge payable - current	10,221	18,117
Accrued liabilities	32,409	26,851
Other	41,393	21,003
Total	$169,963	$153,157

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which includes time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs"), is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Weighted average shares outstanding-basic	131,326	132,105
Plus: Common share equivalents
RSUs & PRSUs	1,884	1,070
Weighted average shares outstanding-diluted	133,210	133,175

Shares issuable upon vesting of RSU awards for the three months ended March 31, 2023 and 2022 of 69,400 shares and 442,000 shares, respectively, were excluded in the computations of diluted EPS because the effect of including the RSU awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time), geographic region based primarily on the billing location of the customer, and customer industry grouping.

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Three Months Ended March 31,
		(Unaudited)
	2023			2022
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$152,342	$25,644	$177,986	$132,988	$26,222	$159,210
EMEA	94,696	17,484	112,180	79,241	21,129	100,370
APAC	135,649	11,010	146,659	114,995	10,681	125,676
Total net sales(1)	$382,687	$54,138	$436,825	$327,224	$58,032	$385,256
(1): Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations

The industry grouping used to disaggregate net sales is determined at the customer account level. Accounts assigned to one of our three industry-specific groupings are either designated as Semiconductor and Electronics, Transportation, or Aerospace, Defense, and Government. We are able to leverage the investments in these areas to also serve a broad base of diverse customers in the other industries we serve, which are included in our Portfolio grouping. Our recent acquisitions described in Note 17 - Acquisition of Notes to Consolidated Financial Statements are presented within the "Transportation" industry grouping below. We periodically review and update the groupings of customers assigned to a particular industry grouping to ensure that our revenue disaggregation aligns with the way we currently manage our business. As part of this process, we reclassified certain customer accounts between industry groups during the first quarter of 2023. The prior period presented below has been recast to conform to the current period presentation.

	Three Months Ended March 31,
(In thousands)	(Unaudited)
Industry Grouping	2023	2022
Portfolio	$135,910	$124,703
Semiconductor & Electronics	113,757	104,026
Aerospace, Defense & Government	113,114	94,503
Transportation	74,044	62,024
Total net sales	$436,825	$385,256

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

Changes in deferred revenue, current and non-current, during the three months ended March 31, 2023 were as follows:

Amount
(In thousands)
Deferred Revenue at December 31, 2022	$200,274
Deferral of revenue billed in current period, net of recognition	56,935
Recognition of revenue deferred in prior periods	(45,765)
Foreign currency translation impact	1,593
Balance as of March 31, 2023 (unaudited)	$213,037

For the three months ended March 31, 2023, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "other current assets" on the consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the three months ended March 31, 2023 and December 31, 2022, the amounts recognized that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $118 million as of March 31, 2023. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances and primarily relates to multi-year payments for hardware service and software service offerings. As of March 31, 2023, we expect to recognize approximately 35% of the revenue related to these unsatisfied performance obligations during the remainder of 2023, 38% during 2024, and 26% thereafter.

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

Note 3 – Investments

Equity-Method Investments

The carrying value of our equity method investments was $28 million and $29 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, net sales to our equity-method investees were approximately $0.5 million and $1.5 million, respectively and purchases from our equity-method investees were not material.

Refer to Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional discussion on a step acquisition of one of our existing equity-method investments, SET, during the first quarter of 2023.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	March 31, 2023	Level 1	Level 2	Level 3
Assets
Derivatives (interest rate swaps)	1,954		1,954
Derivatives (foreign exchange contracts)	8,449	—	8,449
Total Assets	$10,403	$—	$10,403	$—

Liabilities
Derivatives (interest rate swaps)	$(2,634)		$(2,634)
Derivatives (foreign exchange contracts)	$(10,221)	$—	$(10,221)	$—
Total Liabilities	$(12,855)	$—	$(12,855)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets
Derivatives (interest rate swaps)	2,299	—	2,299	—
Derivatives (foreign exchange contracts)	10,025	—	10,025	—
Total Assets	$12,324	$—	$12,324	$—

Liabilities
Derivatives (interest rate swaps)	$(1,013)	$—	$(1,013)	$—
Derivatives (foreign exchange contracts)	$(18,313)	$—	$(18,313)	$—
Total Liabilities	$(19,326)	$—	$(19,326)	$—

The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

Derivatives include foreign currency forward and interest rate swap contracts. Our derivatives are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the three months ended March 31, 2023. There were no transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2023.

Non-financial assets such as equity-method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The amounts related to all assets and liabilities required to be measured at fair value on a nonrecurring basis were not material at March 31, 2023 and December 31, 2022.

We did not have any items that were measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 59% of our net sales during the three months ended March 31, 2023 and 2022. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

The vast majority of our foreign sales are denominated in the customers’ local currency. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, in that exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors. We use foreign currency forward contracts as hedges of forecasted sales and expenses that are denominated in foreign currencies and as hedges of foreign currency denominated financial assets or liabilities. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows or outflows resulting from these transactions will be adversely affected by changes in exchange rates. We designate foreign currency forward contracts as cash flow hedges of forecasted net sales or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

 Cash flow hedges

To help minimize the financial impact of fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales over the next one to three years, we have instituted a foreign currency cash flow hedging program. We hedge portions of our forecasted net sales and forecasted expenses denominated in foreign currencies with forward contracts. For forward contracts, when the value of the dollar changes significantly against the foreign currencies, the change in the present value of future foreign currency cash flows may be offset by the change in the fair value of the forward contracts designated as hedges. We use foreign currency forward contracts for up to 100% of our forecasted exposures in selected currencies (primarily in Euro, Japanese yen, Hungarian forint, British pound, Malaysian ringgit, Korean won and Chinese yuan) and limit the duration of these contracts to 40 months or less.

For foreign currency derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income ("OCI") and reclassified into earnings in the same line item (net sales, operating expenses, or cost of sales) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities. Hedge effectiveness of foreign currency forwards designated as cash flow hedges is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the forecasted transaction’s terminal value.

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of March 31, 2023	As of December 31,
	(Unaudited)	2022
Chinese yuan	$109,576	$73,419
Euro	136,422	109,091
Japanese yen	29,444	21,285
Hungarian forint	13,799	19,529
British pound	17,993	13,929
Malaysian ringgit	5,997	8,856
Korean won	22,076	14,048
Total forward contracts notional amount	$335,307	$260,157

The contracts in the foregoing table had contractual maturities of 21 months or less and 12 months or less at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, we expect to reclassify $0.7 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $1.2 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the cost of sales are incurred, and $0.9 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at March 31, 2023. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

In 2022, we entered into interest rate swap agreements with an aggregate notional value of $300 million and a term of three years. The economic effect of the swap agreements is to mitigate the uncertainty of the cash flows associated with floating-rate interest payments due under our term loan and revolving credit facility (“Credit Facility") by fixing the underlying annual interest rate for a portion of our outstanding debt under the Credit Facility at 3.9%, plus a margin. We have designated these interest rate swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815, Derivatives and Hedging.

The fair values of these interest rate swap agreements are included in prepaid expenses and other current assets and other long-term liabilities in our consolidated balance sheets at March 31, 2023 and December 31, 2022. Changes in the fair values of these interest rate swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into Other (expense) income in the same period that the corresponding interest expense is recognized.

We do not use any interest rate swap agreements for trading purposes.

Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other (expense) income.” As of March 31, 2023 and December 31, 2022, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $266 million and $282 million, respectively.
The following tables present the fair value of derivative instruments on our Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

	Asset Derivatives
		March 31, 2023	December 31, 2022
		(Unaudited)

(In thousands)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$5,760	$8,968
Interest rate contracts - ST forwards	Prepaid expenses and other current assets	1,954	2,299
Foreign exchange contracts - LT forwards	Other long-term assets	470	—
Total derivatives designated as hedging instruments		$8,184	$11,267

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$2,219	$1,057
Total derivatives not designated as hedging instruments		$2,219	$1,057

Total derivatives		$10,403	$12,324

	Liability Derivatives
		March 31, 2023	December 31, 2022
		(Unaudited)
(In thousands)	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other current liabilities	$(7,175)	$(9,940)
Foreign exchange contracts - LT forwards	Other long-term liabilities	—	(196)
Interest rate contracts - LT forwards	Other long-term liabilities	(2,634)	(1,013)
Total derivatives designated as hedging instruments		$(9,809)	$(11,149)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Other current liabilities	$(3,046)	$(8,177)
Total derivatives not designated as hedging instruments		$(3,046)	$(8,177)

Total derivatives		$(12,855)	$(19,326)

The following tables present the effect of derivative instruments on our Consolidated Statements of Income for the three-months ended March 31, 2023 and 2022, respectively:

March 31, 2023
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$(1,729)	Net sales	$2,244

Foreign exchange contracts - forwards	1,143	Cost of sales	(560)

Foreign exchange contracts - forwards	876	Operating expenses	(328)

Interest rate swap contracts - forwards	(1,966)	Other (expense) income	527
Total	$(1,676)		$1,883

March 31, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$1,884	Net sales	$1,739

Foreign exchange contracts - forwards	(21)	Cost of sales	(327)

Foreign exchange contracts - forwards	4	Operating expenses	(239)
Total	$1,867		$1,173

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		March 31, 2023	March 31, 2022
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other (expense) income	$(856)	(803)
Total		$(856)	$(803)

Note 6 – Inventories, net

Inventories, net consist of the following:

	March 31, 2023	December 31,
(In thousands)	(Unaudited)	2022

Raw materials	$280,246	$273,311
Work-in-process	13,629	14,968
Finished goods	129,606	119,302
Total	$423,481	$407,581

Less: Inventory reserve	$(22,421)	$(19,417)
Total	$401,060	$388,164

Note 7 – Intangible assets, net and goodwill

Intangible assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(In thousands)	(Unaudited)			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$14,216	$(10,560)	$3,656	$18,810	$(15,321)	$3,489
Acquired technology	177,521	(60,929)	116,592	167,686	(54,351)	113,335
Customer relationships	96,935	(29,150)	67,785	98,827	(33,514)	65,313
Patents	37,395	(31,756)	5,639	37,240	(31,368)	5,872
Other	29,516	(14,981)	14,535	34,078	(21,237)	12,841
Total	$355,583	$(147,376)	$208,207	$356,641	$(155,791)	$200,850

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $12.7 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively.

Goodwill

The carrying amount of goodwill as of March 31, 2023 was as follows:

Amount
(In thousands)
Balance as of December 31, 2022	$615,734
Acquisitions	12,050
Foreign currency translation impact	3,095
Balance as of March 31, 2023 (unaudited)	$630,879

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

No impairment of goodwill was identified during the three months ended March 31, 2023 or the twelve months ended December 31, 2022.

Note 8 – Leases

We have operating leases for corporate offices, automobiles, and certain equipment. Our leases have remaining terms of 1 year to 91 years, some of which may include options to extend the leases for up to 9 years, and some of which may include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

(In thousands)	March 31, 2023	March 31, 2022
Operating Lease Cost (1)	$6,314	$5,417
(1) includes variable and short-term lease costs

Maturities of lease liabilities as of March 31, 2023 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2023 (Excluding the three months ended March 31, 2023)	$13,616
2024	14,332
2025	10,498
2026	8,743
2027	4,582
Thereafter	6,009
Total future minimum lease payments	57,780
Less imputed interest	5,683
Total lease liabilities	$52,097

As of March 31, 2023, we have additional operating leases that have not commenced, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $75 million and $74 million at March 31, 2023 and December 31, 2022, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft. (“NI Hungary”).

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $16.0 million and $12.6 million of gross unrecognized tax benefits at March 31, 2023 and December 31, 2022, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $3.4 million for the three months ended March 31, 2023, as a result of the tax positions taken during this period. As of March 31, 2023, it is reasonably possible that we will recognize gross tax benefits in the amount of $0.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to positions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended March 31, 2023, we recognized interest expense related to uncertain tax positions of approximately $0.1 million. As of March 31, 2023, we had approximately $0.3 million accrued for interest related to uncertain tax positions. The tax years 2016 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 13% and 17% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of an enhanced deduction for certain research and development expenses, deduction for foreign-derived intangible income and the research and development tax credit, which were offset by the change in unrecognized tax benefits. For the three months ended March 31, 2022, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of deduction for foreign-derived intangible income, an enhanced deduction for certain research and development expenses and the research and development tax credit, offset by the change in unrecognized tax benefits, nondeductible officer compensation and state income taxes net of federal benefit and U.S. tax on global intangible low-taxed income.

Our earnings in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $6.1 million and $2.0 million for the three months ended March 31, 2023, and March 31, 2022, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early.  The income tax benefits of the tax holiday for the three months ended March 31, 2023, and March 31, 2022 were approximately $1.3 million and $0.6 million, respectively.  The impact of the tax holiday on a per share basis for each of the three months ended March 31, 2023 and March 31, 2022 was a benefit of $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts. The accumulated OCI, net of tax, for the three months ended March 31, 2023 and 2022, consisted of the following:

	March 31, 2023
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2022	$(38,250)	$—	385	$(37,865)
Current-period other comprehensive income (loss)	4,889	—	207	5,096
Reclassified from accumulated OCI into income	—	—	(1,883)	(1,883)
Income tax benefit	—	—	384	384
Balance as of March 31, 2023	$(33,361)	$—	$(907)	$(34,268)

	March 31, 2022
	(Unaudited)
(In thousands)	Currency translation adjustment	Investments	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2021	$(23,179)	$—	3,048	$(20,131)
Current-period other comprehensive (loss) income	(3,805)	—	3,040	(765)
Reclassified from accumulated OCI into income	—	—	(1,173)	(1,173)
Income tax expense	—	—	(425)	(425)
Balance as of March 31, 2022	$(26,984)	$—	$4,490	$(22,494)

Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans

Authorized shares of common and preferred stock

The total number of shares which we are authorized to issue is 365,000,000 shares, consisting of (i) 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) 360,000,000 shares of common stock, par value $0.01 per share.

Stock-Based Compensation Plan

Our stockholders approved our 2010 Incentive Plan (the “2010 Plan”) on May 11, 2010. At the time of approval, 3,000,000 shares of our common stock were reserved for issuance under the 2010 Plan, as well as the 3,362,304 shares of common stock that were reserved but not issued under our 1994 Incentive Stock Options Plan (the "1994 Plan") and the 2005 Incentive Plan (the "2005 Plan") as of May 11, 2010, and any shares that are returned to the 1994 Plan and the 2005 Plan as a result of the forfeiture or termination of options or RSUs or repurchase of shares issued under those plans. The 2010 Plan provided for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards vest over a three, five or ten-year period, beginning on the date of grant. Vesting of ten-year awards may accelerate based on our previous year’s earnings and growth but ten-year awards cannot accelerate to vest over a period of less than five years. The 2010 Plan terminated on May 12, 2015, except with respect to the outstanding awards previously granted thereunder. There were 2,518,416 shares of common stock that were reserved but not issued under the 2010 Plan as of May 12, 2015.

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

Our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”) on May 10, 2022. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2022 Plan, as well as the 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022, and any shares that were returned to the 2005 Plan, 2010 Plan, 2015 Plan and 2020 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or RSUs issued under those plans. The 2022 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four years period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 6,109,748 shares available for grant under the 2022 Plan at March 31, 2023.

Performance-based stock units
During the three months ended March 31, 2023 and 2022, we granted 70,224 and 164,843 PRSUs, respectively, to executive officers pursuant to the 2022 Plan and 2020 Plan. The PRSUs may be earned based on our total shareholder return ("TSR") compared to the TSR of the Russell 2000 Index or, for awards granted on or after March 3, 2023, the NASDAQ Composite Index (the “Index”) over a three-year performance period. For the PRSUs granted during the three months ended March 31, 2023, the three-year performance period commenced on January 1, 2023, and will end on December 31, 2025, and for the PRSUs granted during the three months ended March 31, 2022, the three-year performance commenced on January 1, 2022 and will end on December 31, 2024, using the average daily closing price over a 30-day lookback in each case. The number of awards earned could range from 0% to 200% of the target number of units granted. Additionally, for awards granted on or after March 3, 2023, the number of PRSUs that may vest pursuant to an award agreement shall not exceed 100% of the target number of PRSUs subject to such award if our absolute total shareholder return is negative during the performance period for such award.

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

	Three Months Ended
	(unaudited)
	March 31, 2023	March 31, 2022
Number of simulations	100,000	100,000
Expected volatility	32.27%	37.81%
Expected life in years	2.84 years	2.95 years
Risk-free interest rate	4.45%	1.33%
Dividend yield	2.45%	2.52%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $84.45 per share and $59.65 per share in 2023 and 2022, respectively.

Employee stock purchase plan

Our employee stock purchase plan ("ESPP") permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. Pursuant to the terms of our merger agreement with Emerson, our ESPP program will be suspended indefinitely after the May 1, 2023 purchase. Refer to Note 18 - Subsequent Events of Notes to Consolidated financials for additional information on the proposed transaction.

On May 10, 2022, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At March 31, 2023, we had 3,797,114 shares of common stock reserved for future issuance under the ESPP. We issued 275,976 shares under this plan in the three months ended March 31, 2023 and the weighted average purchase price of the shares issued was $32.45 per share. During the three months ended March 31, 2023, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized Preferred Stock and Preferred Stock Purchase Rights Plan

We have 5,000,000 authorized shares of preferred stock.

On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of Series A Preferred Stock issued and outstanding at March 31, 2023.

On January 13, 2023, our Board of Directors designated 2,000,000 of these shares as Series B Participating Preferred Stock (“Series B Preferred Stock”) in conjunction with its adoption of a stockholder rights plan, as previously disclosed in our Current Report on Form 8-K filed on January 13, 2023. On April 12, 2023, in connection with entering into the merger agreement with Emerson, the stockholder rights plan was modified so that the rights thereunder will not be exercisable by virtue of the merger agreement or any agreement or transactions contemplated thereby, as previously disclosed in our Current Report on Form 8-K filed on April 12, 2023.

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

At March 31, 2023, there were 0 shares remaining available for repurchase under the 2019 Program and there was $230 million available for repurchase under the 2022 Program. We did not repurchase any shares of our common stock during the three-months ended March 31, 2023 under the 2019 Program and 2022 Program. We repurchased 772,052 shares of our common stock at a weighted average price per share of $40.74 during the three-months ended March 31, 2022 under the 2019 Program and 2022 Program.

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

We sell our products in three geographic regions which consist of: the Americas; Europe, Middle East and Africa region ("EMEA"); and Asia-Pacific region ("APAC"). Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance are reflected as total net sales in our Consolidated Statements of Income. (See Note 2 –Revenue of Notes to Consolidated Financial Statements for total net sales by the major geographic regions in which we operate).

The following table presents summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's billing location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended March 31, 2023	$172	82	183	$437
Three months ended March 31, 2022	$152	55	178	$385
(1): Includes Mainland China and the Hong Kong Special Administrative Region

The following table presents summarized information for long-lived assets by country. Long-lived assets attributable to each individual country outside the U.S., Hungary and Malaysia were not material. Long-lived assets consist of property, plant, and equipment and operating lease right-of-use assets and exclude intangible assets.

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
March 31, 2023	$142	59	81	63	$345
December 31, 2022	$124	58	82	61	$325

Note 13 - Debt

The following table presents the amounts outstanding related to our borrowing arrangements discussed below as of March 31, 2023, and December 31, 2022, respectively (in thousands):

	March 31,	December 31,
	2023	2022
Secured
Term Loan	487,500	493,750
Revolving credit facility	30,000	50,000

Total Debt	517,500	543,750
Less: Unamortized debt issuance costs	(1,995)	(2,113)
Less: Current Portion of Total Debt	(25,000)	(25,000)
Total Debt, non-current	$490,505	$516,637

The effective interest rate for the term loan and the revolving credit facility, both drawn under our Credit Facility, was 6.3% as of March 31, 2023. The effective interest rates for the term loan and revolving credit facility as of December 31, 2022 were 5.6% and 5.7%, respectively.

Debt Issuance Costs

Debt issuance costs of approximately $1.9 million attributable to our revolving credit are presented within "Other long-term assets" in our Consolidated Balance Sheet and debt issuance costs of approximately $2.0 million attributable to the term loan are presented within "Debt, non-current" as of March 31, 2023. Debt issuance costs of approximately $2.1 million attributable to our revolving credit are presented within "Other long-term assets" in our Consolidated Balance Sheet and debt issuance costs of approximately $2.1 million attributable to the term loan are presented within "Debt, non-current" as of December 31, 2022. These amounts are amortized to interest expense ratably over the life of the revolving credit and the term loan, respectively.

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

The term loans and revolving loans accrue interest, at our option, at: (i) a base rate equal to the highest of (a) the prime rate (b) the federal funds rate plus 0.50%, and (c) an adjusted term SOFR for an interest period of one month plus 1.00%, plus a margin of 0.25% to 0.75%; or (ii) an adjusted term SOFR (for an interest period of one, three or six months) plus a margin of 1.25% to 1.75%, with the margin being determined based upon our consolidated total net leverage ratio. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated total net leverage ratio of less than or equal to 3.50 to 1.00 which increases to 4.00 to 1.00 for a specified period following material acquisitions, and a minimum consolidated interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case determined in accordance with the Credit Agreement.

The Credit Agreement provides for a commitment fee of 0.150% to 0.250% per annum, determined based upon our consolidated total net leverage ratio, on the average daily unused portion of the revolving committed amount, payable quarterly in arrears.

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. As of March 31, 2023, there were no Subsidiary Guarantors, and no Guaranty had been executed. In connection with the Credit Agreement, we entered into a Second Amended and Restated Collateral Agreement (the "Collateral Agreement") pursuant to which we granted a continuing security interest on substantially all of our assets, in favor of the Administrative Agent (for the benefit of the lenders of the Credit Facility), to secure our obligations under the Credit Agreement. Subsidiary Guarantors are required to join the Collateral Agreement and make similar grants of security interests.

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

The proceeds of the term loans made on August 24, 2022 were used to prepay in full the revolving loans outstanding under the Prior Credit Agreement. Remaining proceeds of the term loans made on August 24, 2022 were used to pay associated costs, fees and other expenses and for other working capital and general corporate purposes. Proceeds of current and additional revolving loans under the Credit Agreement may be used for working capital and other general corporate purposes including acquisitions, share repurchases and dividend payouts. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty.

Note 14 – Commitments and contingencies

We offer a standard warranty on most hardware products which is included in the terms of sale of such products. During 2022, we enhanced the service entitlements included with our standard warranty to include technical support and dependable repair and replacement coverage. Standard warranties sold with these additional entitlements are now accounted for as service-type warranties and the revenue allocated to these performance obligations is now recognized over the service duration of one or three years, and the related warranty costs are recognized as incurred. We also offer additional extensions or enhancements to the service-type warranties described above, for which the related revenue is also recognized ratably over the warranty period. The included service period for the enhanced service entitlements was three years for the vast majority of orders placed during 2022. In late 2022, we shortened the default service period for our service-type warranty entitlements to one year, with the ability to add optional, separately-priced extensions for subsequent years. Consequently, revenue deferrals related to service-type warranties are expected to decrease on a year over year basis during the remainder of 2023.

For hardware previously sold with only an assurance-type warranty, a provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred. Our estimate is based on historical experience and product sales during the period. The warranty reserve as of March 31, 2023 and December 31, 2022 was $2.4 million and $1.5 million, respectively.

In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for certain inventory components ("unconditional purchase obligations"). Our unconditional purchase obligations primarily consist of commitments to various suppliers for inventory components and the majority relate to amounts due within the next 12 months. As of March 31, 2023 and 2022, our future payments under unconditional purchase obligations with a remaining term in excess of one year were approximately $13.2 million and $17.7 million, respectively. As of March 31, 2023, our outstanding guarantees for payment of customs and foreign grants were not material.

Note 15 – Restructuring

2023 Restructuring

During the first quarter of 2023, we announced a workforce reduction plan (the "2023 Plan") intended to realign our investments to accelerate our growth strategy and further optimize our operations and cost structure. The 2023 Plan will result in reductions to our worldwide headcount of approximately 4% during 2023. In connection with the Plan, we incurred approximately $15.5 million of charges consisting primarily of cash termination benefits and other employee-related costs during the first quarter of 2023.

We expect to incur an additional $0.9 million of additional costs related to our restructuring plans during the remainder of 2023.

2022 and 2021 Restructuring

During the first quarter of 2023, we recognized approximately $0.4 million in severance-related charges for restructuring activities that were initiated in prior years. The majority of the charges related to the 2022 and 2021 Plans had been fully recognized as of March 31, 2023.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2023	2022
Cost of sales	$1,520	$—
Research and development	3,213	400
Sales and marketing	5,981	—
General and administrative	5,256	—
Total	$15,970	$400

A summary of balance sheet activity during 2023 related to the restructuring activity is shown below:

Restructuring Liability
(in thousands)
Balance as of December 31, 2022	$10,009
Income statement expense	15,970
Cash payments	(14,570)
Balance as of March 31, 2023	$11,409

The restructuring liability of $11.4 million at March 31, 2023, relating primarily to future severance payments is recorded in the “Accrued compensation” line item of the consolidated balance sheet.

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

Note 17 – Acquisitions

SET Acquisition

On March 6, 2023, we acquired the remaining 75.1% ownership interest in one of our equity-method investments, SET GmbH ("SET"), for approximately $24.8 million in total cash consideration, subject to certain post-closing adjustments. Of the total cash consideration, approximately $2.7 million will be held back as security for certain representations, warranties, and obligations of the sellers, payable in the first quarter of 2024. SET is a Germany-based expert in aerospace and defense test system development and an innovator in power semiconductor reliability test. This transaction was accounted for as a business combination using the acquisition method of accounting.

We recognized a gain of approximately $3 million on the remeasurement of our existing 24.9% equity-method investment to fair value on the acquisition date. The carrying value of the investment immediately prior to the acquisition date was approximately $3 million. The gain is presented in "Other (expense) income."

All of the acquired assets and liabilities of SET have been recorded at their respective fair values as of the acquisition date. We recognized approximately $12.1 million of goodwill and $16.0 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

The preliminary purchase price allocation related to the acquisition was not finalized as of March 31, 2023, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets and income taxes. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. Goodwill is not deductible for tax purposes.

Kratzer Acquisition

On May 2, 2022, we completed the acquisition of certain assets of, and assumed certain liabilities of, the test systems business ("TS Business") of Germany-based Kratzer Automation AG (“Kratzer”). As part of this integrated transaction, we also purchased 100% of the shares in certain subsidiaries of Kratzer: Kratzer Automation S.a.r.l. ("Kratzer France"), Kratzer Automation Inc. ("Kratzer US") and Kratzer Automation (Shanghai) Co., Ltd. ("Kratzer China"). The acquisitions of Kratzer France, Kratzer US, and Kratzer China were completed on June 1, 2022, June 2, 2022, and August 26, 2022, respectively. This transaction was accounted for as a business combination using the acquisition method of accounting. Total cash consideration for the transaction was $56.3 million inclusive of $0.7 million in cash acquired. All of the acquired assets and liabilities of the TS Business have been recorded at their respective fair values as of the acquisition date. The acquisition was funded by cash on hand.

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

Fair value of net assets acquired and liabilities assumed

The information below represents the preliminary purchase price allocation of the TS Business (in thousands):

May 2, 2022
Consideration Transferred	56,324

Cash and cash equivalents	672
Accounts receivable	2,616
Inventories	5,130
Prepaid expenses and other current assets	1,900
Property and equipment	1,145
Goodwill	29,223
Intangible assets	25,010
Operating lease right-of-use assets	4,820
Other long-term assets	108
Accounts payable and accrued expenses	(966)
Accrued compensation	(463)
Operating lease liabilities - current	(1,050)
Accrued expenses and other current liabilities	(8,233)
Operating lease liabilities - non-current	(3,588)
Net Assets Acquired	56,324

The preliminary purchase price allocation related to the acquisition was not finalized as of March 31, 2023. These preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition would result in a corresponding increase in the amount of goodwill acquired. The primary areas of purchase price that are not yet finalized relate to intangible assets, income taxes and residual goodwill.

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

Heinzinger Acquisition

On February 28, 2022, we completed the acquisition of the systems business of Heinzinger Electronic GmbH (“Heinzinger”) for $22.5 million in total cash consideration, including a holdback amount of approximately $3.1 million that was released to Heinzinger during the first quarter of 2023. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Heinzinger have been recorded at their respective fair values as of the acquisition date. We recognized approximately $13.5 million of goodwill and $7.2 million of other intangible assets as part of our preliminary purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to expected growth in the scope of and market opportunities for our existing offerings related to vehicle electrification and other related applications. Goodwill is not deductible for tax purposes.

The purchase price allocation related to the acquisition was finalized as of February 28, 2023. Pro-forma results of operations have not been presented as the impact of the acquired operations was not material.

Note 18 – Subsequent events

Dividend

On April 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on May 31, 2023, to stockholders of record as of the close of business on May 9, 2023.

Acquisition

On April 12, 2023 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emerson Electric Co., a Missouri corporation (“Parent”) and Emersub CXIV, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $60.00 per Company share in cash, without interest.

Completion of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s shareholders, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect to close the transaction during the last calendar quarter of 2023 or the first calendar quarter of 2024.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K") filed with the U.S. Securities and Exchange Commission (the "SEC"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the 2022 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q.

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
The key strategies that we focus on in running our business are the following:
•Expanding our available market opportunity
We strive to increase our available market by identifying new opportunities with existing customers, attracting and serving new customers, and expanding our business to market adjacencies. Our large network of existing customers provides a broad base from which to expand.
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
•Leveraging a worldwide sales, distribution and manufacturing network
We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators and consultants to market and sell our products. We continue to focus on scale and efficiency in serving our broad base of customers. This includes ongoing investment in our website, www.ni.com, for a better digital experience and significantly expanding the usage of our distributor channels. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 59% of our net sales during the three months ended March 31, 2023 and 2022. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales (see Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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
Our operating results fluctuate from period to period due to changes in global economic conditions and a number of other factors such as geopolitical instability, supply chain constraints, inflationary pressures and tightening monetary policies. As a result, we believe our historical results of operations should not be relied upon as indications of future performance. There can be no assurance that our net sales will grow, or not decline, or that we will remain profitable in future periods.

Backlog

Backlog is a measure of firm orders that have been received but have not yet been fulfilled. At March 31, 2023, our backlog was approximately $427 million compared to approximately $451 million at December 31, 2022. Our definition of backlog includes orders where the customer has specified delivery in a future period, typically within the next 12 months. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Current business outlook

We remain optimistic about our ability to drive revenue growth and further improve operating profitability during the remainder of 2023, despite macroeconomic uncertainty and softening demand in certain end markets, particularly semiconductor and electronics. We expect our customers will continue to make investments in emerging technologies related to wireless technologies, vehicle electrification, advanced driver assistance systems (“ADAS"), new space innovation, and advanced defense technology.

We continue to focus on scale and efficiency when engaging with our large number of smaller accounts we serve (the “Broad-based customers”). Our focus to streamline the process of doing business with NI means both scaling our costs and improving the experience of our Broad-based customers. This commitment and focus includes plans to continue investing in ni.com for a better digital experience and significantly expand the customer reach of our distributor channel during 2023 and beyond. We are also simplifying our product offerings for our Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended March 31, 2023, indirect sales through our distributor channels increased to approximately 17% of our total sales, compared to 13% in the same period of 2022. As of March 31, 2023, we estimate our distributors were carrying approximately $25 million of our products in inventory and were not eligible for any material adjustments related to their previous purchases. For the three months ended March 31, 2023, no single distributor or end customer accounted for more than 6% of our total net sales.

Additionally, we accelerated our transition to a predominantly subscription-based licensing model for the majority of our software offerings during the last 12 months. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we anticipated and have experienced some initial headwinds to our net sales and operating profitability during the initial transition period. Revenue from software and related services declined slightly during the first quarter of 2023 compared to the same period in 2022. However, we are seeing early indications that software billings will resume positive growth on a year over year basis by the end of 2023 and we expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets.

Restructuring

Refer to Note 15 - Restructuring of Notes to Consolidated Financial Statements for additional information on restructuring activities during the period presented.

Acquisitions and divestitures

Refer to Note 17 - Acquisitions of Notes to Consolidated Financial Statements for additional information on our acquisitions and divestitures during the periods presented.

Strategic Review and Merger Agreement with Emerson Electric

On January 13, 2023, we announced that our Board of Directors initiated a review and evaluation of strategic options, in consultation with our financial and legal advisors, with the intent to maximize shareholder value. The comprehensive review included consideration of a full range of available strategic, business and financial alternatives, including solicitation of interest from potential acquirers and other transaction partners, some of whom had already approached the Company. In connection with the review and evaluation of strategic options, our Board of Directors adopted a limited duration stockholder rights plan in order to protect the best interests of the Company and its stockholders, help ensure that all interested parties had the opportunity to participate fairly in the strategic review, and to provide our Board of Directors and stockholders time to make informed decisions. On April 12, 2023, the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”) executed an Amendment No. 1 to the Rights Agreement (the “Rights Agreement Amendment”) in connection with the execution and delivery of the Merger Agreement.

The Rights Agreement Amendment supplements Section 1 of the Rights Agreement by adding certain new definitions and amends the definition of “Acquiring Person” such that none of Emerson or Merger Sub, nor any of their Affiliates and Associates (in each case as defined in the Rights Agreement), shall be deemed to be an Acquiring Person to the extent that each is a Beneficial Owner (as defined in the Rights Agreement) as a result of (i) the approval, execution or delivery of the Merger Agreement, (ii) prior to the termination of the Merger Agreement, the consummation of any of the transactions provided for or entry into any agreements contemplated by the Merger Agreement (including the Merger) in accordance with their respective provisions or (iii) the public announcement of any of the foregoing.

On April 12, 2023, we entered into the Merger Agreement with Emerson, pursuant to which Emerson will acquire all of our outstanding shares. The completion of the Merger is subject to the satisfaction of certain customary conditions, such as approval by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other regulatory approvals, and the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. Upon the closing of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive cash consideration of $60 per share.

The Merger Agreement was negotiated and signed subsequent to a process that our Board of Directors undertook beginning in January 2023 to explore options to increase our value to our shareholders. As part of that process, we retained Bank of America as our financial advisor, which assisted in facilitating contact with third parties to assess the level of interest on the part of such third parties in a potential strategic corporate transaction involving us.

For more detail about the proposed transaction with Emerson, please see our Current Report on Form 8-K filed with the SEC on April 12, 2023 and Note 18 – Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates since the 2022 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Consolidated Statements of Income:

	Three Months Ended March 31,
	(Unaudited)
	2023	2022
Net sales:
Americas	40.7%	41.3%
EMEA	25.7	26.1
APAC	33.6	32.6
Total net sales	100.0	100.0
Cost of sales	30.4	30.9
Gross profit	69.6	69.1
Operating expenses:
Sales and marketing	26.9	31.2
Research and development	19.8	21.3
General and administrative	9.9	8.6
Total operating expenses	56.6	61.1
Operating income	13.0	7.9
Other (expense) income:	(0.7)	—
Income before income taxes	12.3	7.9
Provision for income taxes	1.6	1.4
Net income	10.7%	6.6%

  Figures may not sum due to rounding.

Results of Operations for the three months ended March 31, 2023 and 2022

Net Sales.  The following table sets forth our net sales for the three months ended March 31, 2023 and 2022 along with the changes between the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2023	2022	Dollars	Percentage

Product sales	$400.4	$343.7	56.7	17%
Software maintenance sales	36.4	41.6	(5.1)	(12)%
Total net sales	$436.8	$385.3	51.6	13%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three months ended March 31, 2023 increased 13 percent compared to the same period in 2022.

•The increase in product sales was driven by revenue growth across each of our geographic regions and end markets, particularly our Aerospace, Defense and Government, and broad-based Portfolio business in APAC and the Americas (See Note 2 - Revenue for additional information on revenue by industry grouping and geographic region). Revenue from acquisitions completed within the last 12 months increased product sales revenue by approximately 2% compared to the same period in 2022. The impact of pricing changes in the last 12 months, partially offset by changes in foreign currency exchange rates increased revenue by approximately 4% compared to the same period in 2022.

•The decrease in software maintenance sales was primarily driven by a temporary decrease related to our shift to a predominantly subscription license model during 2022 and the effect of changes in foreign currency exchange rates on the recognition of software maintenance revenues.

Net Sales by Region

The following table sets forth our net sales by geographic region for the three months ended March 31, 2023 and 2022 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
			Change
(In millions)	2023	2022	Dollars	Percentage

Americas	$178.0	$159.2	18.8	12%
Percentage of total net sales	40.7%	41.3%

EMEA	$112.2	$100.4	11.8	12%
Percentage of total net sales	25.7%	26.1%

APAC	$146.7	$125.7	21.0	17%
Percentage of total net sales	33.6%	32.6%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international presence by driving growth in existing markets and continuing to increase the use of distributors to sell our products in some countries.

 Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three months ended March 31, 2022). The impact of changes in foreign currency exchange rates on sales includes the net effect of related hedging activities described below.

The following table presents this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended March 31, 2023
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$159.2	19.2	12.0%	(0.4)	(0.3)%	$178.0
EMEA	$100.4	17.0	16.9%	(5.2)	(5.2)%	$112.2
APAC	$125.7	31.2	24.8%	(10.2)	(8.1)%	$146.7
Total net sales	$385.3	67.4	17.5%	(15.8)	(4.1)%	$436.8
  Figures may not sum due to rounding.

We use a foreign currency cash flow hedging program to help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended March 31, 2023 and 2022, these hedges had the effect of increasing our net sales by $2.2 million and $1.7 million, respectively. (See Note 5 - Derivative instruments and hedging activities of Notes to Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2023 and 2022).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors as described in the table below. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2023 and 2022 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended March 31,
	(Unaudited)

(In millions)	2023	2022

Gross Profit	$304.1	$266.0
% change compared with prior period	14.3%
Gross Profit as a percentage of net sales	69.6%	69.1%

The increase in gross profit as a percentage of net sales was primarily related to the following:

Three Months Ended
(Unaudited)
March 31, 2022	69.1%
Impact of decreases in component costs	0.6%
Impact of decreases in outbound freight and other logistics costs	0.4%
Impact of changes in foreign currency exchange rates	(0.9)%
Impact of changes related to recently acquired businesses	(1.8)%
Impact of inventory write-downs and restructuring activities	(0.6)%
Impact of changes in amortization of capitalized software development costs and acquired intangibles	(0.4)%
Impact of changes in sales mix excluding recent acquisitions	0.9%
Impact of changes in our selling price	2.3%
March 31, 2023	69.6%

Operating Expenses. The following table sets forth our operating expenses for the three months ended March 31, 2023 and 2022 along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2023	2022	Change

Sales and marketing	$117,342	$120,157	(2)%
Percentage of total net sales	27%	31%

Research and development	$86,637	$82,161	5%
Percentage of total net sales	20%	21%

General and administrative	$43,214	$33,179	30%
Percentage of total net sales	10%	9%

Total operating expenses	$247,193	$235,497	5%
Percentage of total net sales	57%	61%

The year over year increase in our total operating expenses of $12 million during the three months ending March 31, 2023 was primarily related to the following:

•a $14 million increase in severance-related costs related to our recent voluntary and involuntary headcount reduction programs (See Note 15 - Restructuring for additional details);
•a $5 million increase primarily related to outside service costs, travel, utilities and equipment spend, partially offset by lower advertising and trade show spend;
•a $2 million decrease in personnel costs related to lower headcount and commissions, and decreases in stock-based compensation expense (due to higher RSU forfeitures in the first quarter of 2023 related to our restructuring programs), partially offset by salary increases and accruals for 2023 attainment under our company bonus program.
•a $1 million decrease related to the amortization of acquisition-related intangibles; and
•a $4 million decrease resulting from changes in foreign currency exchange rates.

Sales and Marketing

The primary drivers of the decrease in sales and marketing expenses for the three months ended March 31, 2023 were a decrease in amortization of acquisition-related intangibles, lower stock-based compensation and commission expense, and a reduction in marketing and advertising spending partially offset by increased severance costs compared to the same period in 2022.

Research and Development

The primary drivers of the increase in research and development expenses for the three months ended March 31, 2023 were additional costs for salaries and benefits and severance-related costs, which were partially offset by an increase in software development costs that were eligible for capitalization, lower stock-based compensation expenses and the impact of foreign currency exchange rates, compared to the same period in 2022. The amount of software development costs eligible for capitalization has become a relatively small portion of our total research and development expenses as we have shifted to agile development methodologies for most offerings over the last few years. However, we expect the amount of these costs that are eligible for capitalization to fluctuate slightly from quarter to quarter, depending on the nature of the projects, resources assigned, and development stage of the ongoing projects.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended March 31, 2023 were an increase in severance costs and outside services partially offset by a decrease in stock-based compensation.

Operating Income.  For the three months ended March 31, 2023 and 2022, operating income was $57 million and $31 million. As a percentage of net sales, operating income was 13.0% and 7.9% for the three months ended March 31, 2023 and 2022, respectively. The increase in operating income in absolute dollars for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to the increases in revenue partially offset by the increases in cost of sales and operating expenses described above.

Other (Expense) Income.

•Interest Income. For the three months ended March 31, 2023 and 2022, interest income was $0.3 million and less than $0.1 million, respectively.

•Interest Expense. For the three months ended March 31, 2023 and 2022, interest expense was approximately $8.3 million and $1.3 million, respectively. The increase in interest expense compared to 2022 was due to additional borrowings under our Credit Facility and higher interest rates. Refer to Note 13 - Debt of Notes to Consolidated Financial Statements for additional information regarding the terms of our Credit Agreement and related borrowings under our Credit Facility.

•Gain/Loss From Equity-Method Investments. For the three months ended March 31, 2023 and 2022, gain from equity-method investments was approximately $4.8 million and approximately $0.6 million, respectively. The increase was primarily attributable to a $3 million gain on the remeasurement of our existing equity-method investment in SET related to the acquisition of the remaining ownership interest in the first quarter of 2023.

•Net Foreign Exchange Loss. For the three months ended March 31, 2023 and 2022, net foreign exchange loss was $0.3 million and $1.2 million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary assets and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period. See "Results of Operations - Net Sales" above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three months ended March 31, 2022.

•Other Income. For the three months ended March 31, 2023 and 2022, other income decreased by $1.3 million, primarily related to the settlement of an acquisition-related claim during the first quarter of 2022.

Provision for Income Taxes.    For the three months ended March 31, 2023 and 2022, our provision for income taxes reflected an effective tax rate of 13% and 17%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

Three Months Ended March 31,
(Unaudited)
Effective tax rate at March 31, 2022	17%
Global intangible low-taxed income deferred	(11)
Profits in foreign jurisdictions with reduced income tax rates	(5)
Employee share-based compensation	(2)
Nondeductible officer compensation	(1)
Change in state income taxes, net of federal benefit	(1)
Change in enhanced deduction for certain research and development expenses	(1)
Nondeductible acquisition expense	(1)
Research and development tax credits	1
Other	2
Change in unrecognized tax benefits	4
Foreign-derived intangible income deduction	4
Global intangible low-taxed income inclusion ("GILTI")	7
Effective tax rate at March 31, 2023	13%

Other operational metrics
We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below (in thousands).

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2023	2022
Stock-based compensation
Cost of sales	$963	$1,222
Sales and marketing	4,935	7,089
Research and development	5,119	6,088
General and administrative	4,543	5,729
Provision for income taxes	(1,801)	(2,655)
Total	$13,759	$17,473

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2023	2022
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$—	$371
Cost of sales	6,660	3,803
Sales and marketing	4,573	6,139
Research and development	—	(320)
Other (expense) income	433	516
Provision for income taxes	(1,491)	(1,355)
Total	$10,175	$9,154

	Three Months Ended March 31,
(In thousands)	(Unaudited)
	2023	2022
Acquisition-related transaction and integration costs, restructuring charges, and other
Cost of sales	$1,520	$785
Sales and marketing	5,944	307
Research and development	3,238	614
General and administrative	7,937	1,771
Other (expense) income	(2,497)	(1,866)
Provision for income taxes	(4,298)	(658)
Total	$11,844	$953

	Three Months Ended March 31,
	(Unaudited)
(In thousands)	2023	2022
(Capitalization) and amortization of internally developed software costs
Cost of sales	$732	$2,033
Research and development	(910)	(187)
Provision for income taxes	21	(407)
Total	$(157)	$1,439

Liquidity and Capital Resources

Overview

At March 31, 2023, we had $138 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents as of March 31, 2023 (in millions):

(in millions)	Domestic	International	Total
Cash and cash equivalents	$20.5	$117.2	$137.7
	15%	85%
Figures may not sum due to rounding.

The following table presents our working capital, cash and cash equivalents and short-term investments:

	March 31, 2023	December 31,	Increase/
(In thousands)	(unaudited)	2022	(Decrease)

Working capital (1)	$552,164	$566,044	$(13,880)
Cash and cash equivalents	137,672	139,799	(2,127)

(1) Includes current assets and current liabilities inclusive of cash and current portion of long-term debt

Our principal sources of liquidity include existing cash and cash equivalents, balances and available borrowings under our Credit Facility, cash flows generated from our operations, and cash generated from purchases of common stock through our employee stock purchase plan. The primary drivers of the net decrease in working capital between December 31, 2022 and March 31, 2023 were:

◦Cash and cash equivalents decreased by $2 million. Additional analysis of the changes in our cash flows for the three months ended March 31, 2023 is discussed below.

◦Accounts receivable decreased by $30 million. Days sales outstanding increased to 74 days at March 31, 2023, compared to 69 days at December 31, 2022. The decrease in accounts receivable is primarily related to quarterly fluctuations in our net sales.

◦Inventory increased by $13 million. Inventory turns were 1.2 at March 31, 2023 compared to 1.4 at December 31, 2022. The increase in inventory was primarily attributable to inventory from the recent acquisition of SET.

◦Accrued compensation decreased by $21 million attributable to annual payments under our variable compensation programs related to 2022 attainment, partially offset by accruals related to expected payouts under our 2023 variable compensation programs.

◦Deferred revenue, current increased by $11 million primarily related to the timing of annual renewals for our enterprise-wide subscription licensing agreements.

◦Other taxes payable decreased by $6 million primarily related to the timing of payments related to VAT.

◦Other current liabilities increased by $17 million primarily related to deposits received, our recent SET acquisition and other liabilities accrued during the quarter.

Analysis of Cash Flow

The following table summarizes our cash flow results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands)	(unaudited)
	2023	2022
Cash provided by (used by) operating activities	$98,706	$(3,848)
Cash used in investing activities	(48,169)	(29,153)
Cash used in financing activities	(54,109)	(34,187)
Effect of exchange rate changes on cash	1,445	(1,035)
Net change in cash and cash equivalents	(2,127)	(68,223)
Cash and cash equivalents at beginning of period	139,799	211,106
Cash and cash equivalents at end of period	$137,672	$142,883

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the three months ended March 31, 2023 increased by $103 million compared to the same period in 2022. This increase was primarily due to an $88 million increase in cash provided by changes in operating assets and liabilities during the year, further described below, and by a $15 million increase in net income excluding the effect of non-cash items including depreciation and amortization, stock-based compensation, gain from equity-method investments, and deferred income taxes.

•The aggregate of changes in accounts receivable, inventory and accounts payable provided net cash of $30 million during the three months ended March 31, 2023 compared to net cash provided of $2 million in the comparable period in 2022. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

◦The changes in accrued compensation used cash of $24 million during the three months ended March 31, 2023 compared to net cash used of $58 million during the three months ended March 31, 2022. The year over year change is primarily related to a decrease in payments under our variable pay programs due to lower 2022 attainment partially offset by higher severance payments in the first quarter 2023.

◦The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities provided net operating cash of $14 million during the three months ended March 31, 2023 compared to net cash used of $11 million in the comparable period in 2022. The year over year change is primarily related to the timing and amount of payments for prepaid goods and services, federal income taxes, payroll taxes, and other indirect taxes.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 increased by $19 million compared to the same period in 2022, primarily related to the following:

•$5 million increase in cash outflows related to acquisitions;
•$11 million increase in cash outflows primarily related to capital expenditures for building improvements; and
•$3 million increase in cash outflows related to leasehold improvements;

Financing Activities

Cash used in financing activities increased by $20 million for the three months ended March 31, 2023 compared to the same period in 2022. This was primarily related to a $51 million increase in cash outflows under our Credit Facility ($26 million in net payments during 2023 compared to $25 million in net borrowings during 2022), partially offset by a $31 million decrease in cash outflows related to repurchases of common stock that occurred during the first quarter of 2022. (See Note 11 – Authorized shares of common and preferred stock and stock-based compensation plans of Notes to Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program).

Contractual Cash Obligations. Information related to our contractual obligations as of December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our 2022 Form 10-K. At March 31, 2023, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our 2022 Form 10-K. See Note 8 - Leases of Notes to Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of March 31, 2022.

During the second quarter of 2023, we expect to make approximately $102 million of federal income tax payments which includes estimated tax payments related to 2022 and 2023 and approximately $14 million related to the annual installment payment of our transition tax payable. This amount is currently included within "Accrued Expenses and Other Current Liabilities" on our Consolidated Balance Sheet.

Credit Agreement. See Note 13 - Debt of Notes to Consolidated Financial Statements for additional details on the terms of our Credit Facility.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet debt. At March 31, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowing capacity under our Credit Facility will be sufficient to cover our working capital needs, capital expenditures, interest expense, investment requirements, commitments, and payment of dividends to our stockholders. Our ability to seek additional financing by (i) issuing additional equity or debt securities or (ii) obtaining additional credit financing, including through an increase of our revolver and/or term loan commitments under our Credit Facility, is restricted by the Merger Agreement with Emerson. See the section “Strategic Review and Merger Agreement with Emerson Electronic” above for more information on the Merger Agreement with Emerson. If the Merger is not completed, we may also seek to pursue additional financing or to raise additional funds by seeking additional credit financing, including through an increase in revolving and/or term loan commitments under our Credit Facility or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
•our restructuring activities;
•expenses related to the strategic review process;

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

Recently Issued Accounting Pronouncements

See Note 1 – Basis of presentation in Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2022 Form 10-K and there were no material changes during the three months ended March 31, 2023 to this information reported in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2022 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our 2022 Form 10-K.

Risks Related to the Merger

The Merger is subject to a number of conditions to closing, which may not be satisfied on a timely basis or at all.

The Merger is subject to several closing conditions outlined in the Merger Agreement, including the adoption of the Merger Agreement by our stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.

Failure to complete the Merger could adversely affect our financial results and our future business and operations.

There is no assurance that the Merger will be completed on the terms or timeline currently contemplated, or at all. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. Additionally, if our stockholders do not approve and adopt the Merger Agreement or if the Merger is not completed for any other reason, we would be subject to a number of risks, including the following:

•The actions required to complete the Merger will require significant resources and the focus of our leadership team and employees, which may reduce our ability to prioritize and focus on other important initiatives;

•Resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace;

•Our stockholders would not realize a cash payment of approximately $8.2 billion in the aggregate;

•We may be required to pay a termination fee of $310 million if the Merger Agreement is terminated in the case of certain events described in the Merger Agreement, including if we completed a transaction based on an alternative proposal;

•The trading price of our common stock may experience increased volatility to the extent that the current market prices reflect a market assumption that the Merger will be completed; or

•We could be subject to litigation from stockholders related to the Merger Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, operations or the trading price of our common stock.

The pendency of the Transaction could adversely affect our business.

In connection with the Merger, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the Merger is completed. We have agreed to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Merger, and such restrictions could be in place for an extended period of time if completion of the Merger is delayed and could adversely impact our financial condition, liquidity, operations or cash flows. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or termination of the Merger Agreement. These restrictions also limit our ability to seek additional financing by issuing additional equity or debt securities or obtaining additional credit financing, including through an increase of our revolver and/or term loan commitments under our Credit Facility. The process of seeking to accomplish the Merger could also divert the focus of our management from pursuing other opportunities that could be beneficial to us.

The pursuit of the Merger and the preparation for the integration into Emerson’s business have placed, and will continue to place, a significant burden on our management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of seeking to close the Merger and integrate Emerson’s business, which could cause an interruption of, or loss of momentum in, the activities of our existing business, regardless of whether the Merger is eventually completed. Our management team will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing businesses, service existing customers, attract new customers and develop new products, services or strategies. The Merger may also adversely impact productivity of employees due to the distractions caused by the Merger’s uncertainty.

We may be unable to attract and retain key employees during the pendency of the Merger.

In connection with the Merger, our current employees and any prospective employees may experience uncertainty about their future roles following the Merger, which may adversely affect our ability to attract and retain personnel during the pendency of the Merger. Even though we have implemented a retention plan for key personnel, key employees may depart because of issues related to the uncertainty and difficulty of integration. The departure of existing key employees or the failure of potential key employees to accept employment, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the Merger is eventually completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information as of March 31, 2023 with respect to the shares of our common stock that we repurchased under our stock repurchase programs during the first quarter of 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares of common stock that may yet be purchased under the program

January 1, 2023 to January 31, 2023	—	$—	—	109,281,700

February 1, 2023 to February 28, 2023	—	$—	—	109,281,700

March 1, 2023 to March 31, 2023	—	$—	—	109,281,700
Total	—	$—	—	109,281,700
(1) On January 19, 2022, our Board of Directors approved a new stock repurchase plan for up to $250 million of our common stock. The new stock repurchase plan does not have an expiration date, but we are restricted from making additional repurchases of our common stock pursuant to the Merger Agreement with Emerson.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits

EXHIBITS
2.1(1)	Agreement and Plan of Merger, dated as of April 12, 2023, by and among the Company, Parent and Merger Subsidiary
3.1(2)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(3)	Amended and Restated Bylaws of the Company, effective August 1, 2021
3.3(4)	Certificate of Designations of Series B Participating Preferred Stock of the Company, dated January 13, 2023
4.1(5)
Rights Agreement, dated as of January 13, 2023, between the Company and Computershare Trust Company, N.A., as rights agent, which includes the form of Right Certificate as Exhibit B and the summary of Rights to Purchase Preferred Shares as Exhibit C

4.2(6)	Amendment No. 1 to Rights Agreement, dated as of April 12, 2023, by and between the Company and Computershare Trust Company, N.A., as rights agent
10.1(7) †	2023 Form of Restricted Stock Unit Award Agreement (Employee – Performance-Based Vesting Award)
10.2*†	Executive Employment Agreement between the Company and Thomas Benjamin, effective as of April 25, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K filed on April 12, 2023 (File No. 000-25426)
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed on February 20, 2014 (File No. 000-25426)
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2021 (File No. 000-25426)
(4)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on January 13, 2023 (File No. 000-25426)
(5)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on January 13, 2023 (File No. 000-25426)
(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on April 12, 2023 (File No. 000-25426)
(7)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K filed on March 3, 2023 (File No. 000-25426)
†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 28, 2023

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Daniel Berenbaum
Daniel Berenbaum
EVP, Chief Financial Officer
(Principal Financial Officer)