Form 10-Q
period 2023-06-30
NATIONAL INSTRUMENTS CORP
filed 2023-07-28
CIK 935494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2023
Common Stock, $0.01 par value	132,797,497

NATIONAL INSTRUMENTS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Cash and cash equivalents	$139,243	$139,799
Accounts receivable, net	389,926	445,279
Inventories, net	401,626	388,164
Prepaid expenses and other current assets	123,949	115,677
Total current assets	1,054,744	1,088,919
Property and equipment, net	283,907	265,380
Goodwill	638,459	615,734
Intangible assets, net	192,904	200,850
Operating lease right-of-use assets	68,062	59,176
Other long-term assets	124,918	128,479
Total assets	$2,362,994	$2,358,538
Liabilities and stockholders' equity
Accounts payable	$60,514	$54,639
Accrued compensation	49,575	71,422
Deferred revenue - current	158,247	137,208
Operating lease liabilities - current	16,608	13,834
Other taxes payable	55,622	67,615
Debt, current	25,000	25,000
Accrued expenses and other current liabilities	58,833	153,157
Total current liabilities	424,399	522,875
Deferred income taxes	5,983	1,676
Income tax payable - non-current	22,581	40,646
Deferred revenue - non-current	60,094	63,066
Operating lease liabilities - non-current	36,486	30,588
Debt, non-current	564,373	516,637
Other long-term liabilities	31,558	26,926
Total liabilities	1,145,474	1,202,414
Commitments and contingencies
Stockholders' equity:
Preferred stock: par value $0.01; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $0.01; 360,000,000 shares authorized; 132,797,497 shares and 131,004,965 shares issued and outstanding, respectively	1,328	1,310
Additional paid-in capital	1,251,971	1,207,420
Retained deficit	(11,295)	(14,741)
Accumulated other comprehensive loss	(24,484)	(37,865)
Total stockholders’ equity	1,217,520	1,156,124
Total liabilities and stockholders’ equity	$2,362,994	$2,358,538
The accompanying notes are an integral part of the financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales:
Product	$379,436	$354,805	$779,835	$698,489
Software maintenance	37,368	40,710	73,794	82,281
Total net sales	416,804	395,515	853,629	780,770

Cost of sales:
Product	113,625	123,307	241,181	238,332
Software maintenance	4,862	4,167	10,012	8,370
Total cost of sales	118,487	127,474	251,193	246,702

Gross profit	298,317	268,041	602,436	534,068

Operating expenses:
Sales and marketing	123,101	124,908	240,443	245,064
Research and development	83,801	85,589	170,438	167,750
General and administrative	50,504	36,772	93,719	69,949
Total operating expenses	257,406	247,269	504,600	482,763
Operating income	40,911	20,772	97,836	51,305

Other expense	(8,500)	(3,505)	(11,519)	(3,473)
Income before income taxes	32,411	17,267	86,317	47,832
Provision for income taxes	1,919	4,833	8,896	10,162

Net income	$30,492	$12,434	$77,421	$37,670

Basic earnings per share	$0.23	$0.09	$0.59	$0.29

Weighted average shares outstanding - basic	132,369	131,973	131,850	132,039

Diluted earnings per share	$0.23	$0.09	$0.58	$0.28

Weighted average shares outstanding - diluted	134,171	132,708	133,693	132,948

Dividends declared per share	$0.28	$0.28	$0.56	$0.56
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$30,492	$12,434	$77,421	$37,670
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation adjustment	1,227	(9,640)	6,116	8,027
Unrealized gain on derivative instruments	10,843	6,161	9,167	(13,446)
Other comprehensive income (loss), before tax	12,070	(3,479)	15,283	(5,419)
Tax expense related to items of other comprehensive income	2,286	1,507	1,902	1,930
Other comprehensive income (loss), net of tax	9,784	(4,986)	13,381	(7,349)
Comprehensive income	$40,276	$7,448	$90,802	$30,321
The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net income	$77,421	$37,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,541	45,742
Stock-based compensation	30,388	40,804
Gain from equity-method investees	(5,597)	(131)
Deferred income taxes	2,488	943
Changes in operating assets and liabilities	(75,368)	(169,930)
Net cash provided by (used in) operating activities	74,873	(44,902)

Cash flow from investing activities:
Acquisitions, net of cash received	(23,024)	(72,802)
Capital expenditures	(35,477)	(24,509)
Capitalization of internally developed software	(925)	(187)
Additions to other intangibles	(3,811)	(2,478)
Net cash used in investing activities	(63,237)	(99,976)

Cash flow from financing activities:
Proceeds from revolving line of credit	120,000	175,000
Payments on revolving line of credit	(60,000)	—
Payments on term loan	(12,500)	—
Proceeds from issuance of common stock	17,377	17,859
Repurchase of common stock	—	(70,000)
Dividends paid	(73,975)	(74,034)
Payments for taxes related to net share settlement of equity awards	(3,076)	—
Net cash (used in) provided by financing activities	(12,174)	48,825

Effect of exchange rate changes on cash	(18)	(4,180)

Net change in cash and cash equivalents	(556)	(100,233)
Cash and cash equivalents at beginning of period	139,799	211,106
Cash and cash equivalents at end of period	$139,243	$110,873

The accompanying notes are an integral part of these financial statements.

NATIONAL INSTRUMENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and per share data)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2023	131,498,380	$1,315	$1,231,894	$(4,627)	$(34,268)	$1,194,314
Net income	—	—	—	30,492	—	30,492
Other comprehensive gain, net of tax	—	—	—	—	9,784	9,784
Issuance of common stock under employee plans	1,351,884	14	8,407	—	—	8,421
Payments for taxes related to net share settlement of equity awards	(52,767)	(1)	(3,075)	—	—	(3,076)
Stock-based compensation	—	—	14,745	—	—	14,745
Dividends paid (1)	—	—	—	(37,160)	—	(37,160)
Balance at June 30, 2023	132,797,497	1,328	1,251,971	(11,295)	(24,484)	1,217,520

	Common Stock Shares	Common Stock Amount	Additional-Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	131,004,965	1,310	1,207,420	(14,741)	(37,865)	1,156,124
Net income	—	—	—	77,421	—	77,421
Other comprehensive gain, net of tax	—	—	—	—	13,381	13,381
Issuance of common stock under employee plans	1,845,299	19	17,358	—	—	17,377
Payments for taxes related to net share settlement of equity awards	(52,767)	(1)	(3,075)	—	—	(3,076)
Stock-based compensation	—	—	30,268	—	—	30,268
Dividends paid (1)	—	—	—	(73,975)	—	(73,975)
Balance at June 30, 2023	132,797,497	$1,328	$1,251,971	$(11,295)	$(24,484)	$1,217,520
(1) Cash dividends declared per share of common stock were $0.28 for the three months ended June 30, 2023, and $0.56 for the six months ended June 30, 2023.

The accompanying notes are an integral part of these financial statements.

	June 30, 2022
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

NATIONAL INSTRUMENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 21, 2023 (the "Form 10-K"). In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to state fairly our financial position at June 30, 2023 and December 31, 2022, the results of our operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, our cash flows for the six months ended June 30, 2023 and 2022 and our statement of stockholders' equity for the three and six months ended June 30, 2023 and 2022. Our operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Summary of Significant Accounting Policies

There were no material changes to our significant accounting policies during the three and six months ended June 30, 2023 compared to the significant accounting policies described in our 2022 Form 10-K.

Other (Expense) Income

Other (expense) income, net consisted of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Interest income	$426	$58	$751	$104
Interest expense	(9,741)	(2,500)	(18,088)	(3,792)
Gain (loss) from equity-method investments	819	(471)	5,597	131
Net foreign exchange gain (loss)	721	(769)	420	(1,935)
Other	(725)	177	(199)	2,019
Other expense, net	$(8,500)	$(3,505)	$(11,519)	$(3,473)

Accrued Expenses and Other Current Liabilities
h
Accrued expenses and other current liabilities on our condensed consolidated balance sheet includes the following amounts (in thousands):

	As of June 30, 2023	As of December 31,
	(unaudited)	2022
Income taxes payable - current	$—	$87,186
Hedge payable - current	6,242	18,117
Accrued liabilities	31,779	26,851
Other	20,812	21,003
Total	$58,833	$153,157

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Weighted average shares outstanding-basic	132,369	131,973	131,850	132,039
Plus: Common share equivalents
RSUs & PRSUs	1,802	735	1,843	909
Weighted average shares outstanding-diluted	134,171	132,708	133,693	132,948

Shares issuable upon vesting of RSU awards of 70,300 shares and 2,026,000 shares for the three months ended June 30, 2023 and 2022, respectively, and 68,600 shares and 1,324,000 shares for the six months ended June 30, 2023 and 2022, respectively, were excluded in the computations of diluted EPS because the effect of including the shares issuable upon vesting of RSU awards would have been anti-dilutive.

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

Disaggregation of Revenues

We disaggregate revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time), geographic region based primarily on the billing location of the customer and customer industry grouping.

Total net sales based on the timing of transfer of goods or services to customers and geographic region are as follows:

		Three Months Ended June 30,
		(Unaudited)
	2023			2022
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$160,298	$27,210	$187,508	$134,337	$26,080	$160,417
EMEA	93,221	18,731	111,952	76,092	20,591	96,683
APAC	105,833	11,511	117,344	127,858	10,557	138,415
Total net sales(1)	$359,352	$57,452	$416,804	$338,287	$57,228	$395,515
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
Refer to Note 5 - Derivative instruments and hedging activities of Notes to Condensed Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

		Six Months Ended June 30,
		(Unaudited)
	2023			2022
(In thousands)
Net sales:	Point-in-Time(1)	Over Time	Total	Point-in-Time(1)	Over Time	Total
Americas	$312,640	$52,854	$365,494	$267,326	$52,302	$319,628
EMEA	187,918	36,215	224,133	155,331	41,720	197,051
APAC	241,481	22,521	264,002	242,853	21,238	264,091
Total net sales(1)	$742,039	$111,590	$853,629	$665,510	$115,260	$780,770
(1) Net sales contains hedging gains and losses, which do not represent revenues recognized from customers.
Refer to Note 5 - Derivative instruments and hedging activities of Notes to Condensed Consolidated Financial Statements for more information on the impact of our hedging activities on our results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)
Industry Grouping	2023	2022	2023	2022
Portfolio	$134,706	$116,216	$270,615	$240,919
Semiconductor & Electronics	91,584	116,370	205,341	220,395
Aerospace, Defense & Government	111,895	99,521	225,010	194,024
Transportation	78,619	63,408	152,663	125,432
Total net sales	$416,804	$395,515	$853,629	$780,770

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

Changes in deferred revenue, current and non-current, during the six months ended June 30, 2023 were as follows:

(In thousands)	Amount
Balance as of December 31, 2022	$200,274
Deferral of revenue billed in current period, net of recognition	88,220
Recognition of revenue deferred in prior periods	(72,909)
Acquisitions/Divestitures	2,414
Foreign currency translation impact	342
Balance as of June 30, 2023 (unaudited)	$218,341

For the six months ended June 30, 2023, revenue recognized from performance obligations satisfied in prior periods (for example, due to changes in transaction price) was not material. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in "Other current assets" on the condensed consolidated balance sheet. Based on the nature of our contracts with customers, we do not typically recognize unbilled receivables related to revenues recognized in excess of amounts billed. For the six months ended June 30, 2023 and December 31, 2022, the amounts recorded that were related to unbilled receivables were not material.

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, was approximately $111 million as of June 30, 2023. Because we typically invoice customers at contract inception, this amount is included in our current and non-current deferred revenue balances and primarily relates to multi-year payments for hardware service and software service offerings. As of June 30, 2023, we expect to recognize approximately 25% of the revenue related to these unsatisfied performance obligations during the remainder of 2023, 43% during 2024, and 32% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Capitalized incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs to obtain a contract were not material during the periods presented and are included in other long-term assets on our condensed consolidated balance sheets.

Note 3 – Investments

Equity-Method Investments

The carrying value of our equity method investments was $29 million and $29 million as of June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, net sales to our equity-method investees were approximately $0.3 million and $1.3 million, respectively. During the six months ended June 30, 2023 and 2022, net sales to our equity-method investees were approximately $0.8 million and $2.8 million, respectively. During the three and six months ended June 30, 2023 and 2022, purchases from our equity-method investees were not material.

Our proportionate share of the income/(loss) from equity-method investments is included within "Other expense." Refer to Note 17 - Acquisitions of Notes to Condensed Consolidated Financial Statements for additional discussion on a step acquisition of one of our existing equity-method investments, SET GmbH ("SET"), during the first quarter of 2023.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using
(In thousands)	(Unaudited)
Description	June 30, 2023	Level 1	Level 2	Level 3
Assets
Derivatives (interest rate swaps)	4,467	—	4,467	—
Derivatives (foreign exchange contracts)	13,410	—	13,410	—
Total Assets	$17,877	$—	$17,877	$—

Liabilities
Derivatives (foreign exchange contracts)	$(6,267)	$—	$(6,267)	$—
Total Liabilities	$(6,267)	$—	$(6,267)	$—

(In thousands)	Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets
Derivatives (interest rate swaps)	2,299		2,299
Derivatives (foreign exchange contracts)	10,025	—	10,025	—
Total Assets	$12,324	$—	$12,324	$—

Liabilities
Derivatives (interest rate swaps)	$(1,013)	$—	$(1,013)	$—
Derivatives (foreign exchange contracts)	$(18,313)	$—	$(18,313)	$—
Total Liabilities	$(19,326)	$—	$(19,326)	$—

The valuation techniques used to measure the fair value of our financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

Derivatives include foreign currency forward and interest rate swap contracts. Our derivatives are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the six months ended June 30, 2023. There were no transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2023.

Non-financial assets such as equity-method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The amounts related to all assets and liabilities required to be measured at fair value on a nonrecurring basis were not material at June 30, 2023 and December 31, 2022.

We did not have any items that were measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022. The carrying value of net accounts receivable, accounts payable, and long-term debt contained in the condensed consolidated balance sheets approximates fair value.

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

We have direct operations in approximately 40 countries. Sales outside of the Americas accounted for approximately 55% and 59% of our net sales during the three months ended June 30, 2023 and 2022, respectively, and approximately 57% and 59% during the six months ended June 30, 2023 and 2022, respectively. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial risks are monitored and managed by us as an integral part of our overall risk management program.

The vast majority of our foreign sales are denominated in the customers' local currency. Movements in foreign currency exchange rates pose a risk to our operations and competitive position, in that exchange rate changes may affect our profitability and cash flow, and the business or pricing strategies of our non-U.S. based competitors. We use foreign currency forward contracts as hedges of forecasted sales and expenses that are denominated in foreign currencies and as hedges of foreign currency denominated financial assets or liabilities. These contracts are entered into to help protect against the risk that the eventual dollar-net-cash inflows or outflows resulting from these transactions will be adversely affected by changes in exchange rates. We designate foreign currency forward contracts as cash flow hedges of forecasted net sales or forecasted expenses. In addition, we hedge our foreign currency denominated balance sheet exposures using foreign currency forward contracts that are not designated as hedging instruments. None of our derivative instruments contain a credit-risk-related contingent feature.

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

We held forward contracts designated as cash flow hedges with the following notional amounts:

(In thousands)	US Dollar Equivalent
	As of June 30, 2023	As of December 31,
	(Unaudited)	2022
British pound	$16,688	$13,929
Chinese yuan	94,463	73,419
Euro	130,162	109,091
Hungarian forint	8,813	19,529
Japanese yen	28,647	21,285
Korean won	20,298	14,048
Malaysian ringgit	2,941	8,856
Total forward contracts notional amount	$302,012	$260,157

The contracts in the foregoing table had contractual maturities of 18 months or less at June 30, 2023 and 12 months or less at December 31, 2022.

At June 30, 2023, we expected to reclassify $5.0 million of gains on derivative instruments from accumulated OCI to net sales during the next twelve months when the hedged international sales occur, $0.6 million of losses on derivative instruments from accumulated OCI to cost of sales during the next twelve months when the hedged cost of sales are incurred and $0.5 million of losses on derivative instruments from accumulated OCI to operating expenses during the next twelve months when the hedged operating expenses occur. Expected amounts are based on derivative valuations at June 30, 2023. Actual results may vary materially as a result of changes in the corresponding exchange rates subsequent to this date.

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

The fair values of these interest rate swap agreements are included in prepaid expenses and other current assets and other long-term liabilities in our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. Changes in the fair values of these interest rate swap agreements are reported in accumulated other comprehensive loss in our condensed consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into Other (expense) income in the same period that the corresponding interest expense is recognized.

We do not use any interest rate swap agreements for trading purposes.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of foreign currency forward contracts that we use to hedge our foreign denominated monetary assets and liabilities to help protect against the change in value caused by a fluctuation in foreign currency exchange rates. We typically attempt to hedge up to 90% of our outstanding foreign denominated net receivables or net payables and typically limit the duration of these foreign currency forward contracts to approximately 90 days or less. The gain or loss on the derivatives as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in current earnings under the line item “Other expense.” As of June 30, 2023 and December 31, 2022, we held foreign currency forward contracts that were not designated as hedging instruments with a notional amount of $341 million and $282 million, respectively.

The following tables present the fair value of derivative instruments on our Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

	Asset Derivatives
		June 30, 2023	December 31, 2022
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$8,074	$8,968
Interest rate contracts - ST forwards	Prepaid expenses and other current assets	3,411	2,299
Interest rate contracts - LT forwards	Other long-term assets	1,056	—
Foreign exchange contracts - LT forwards	Other long-term assets	893	—
Total derivatives designated as hedging instruments		$13,434	$11,267

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Prepaid expenses and other current assets	$4,443	$1,057
Total derivatives not designated as hedging instruments		$4,443	$1,057

Total derivatives		$17,877	$12,324

	Liability Derivatives
		June 30, 2023	December 31, 2022
(In thousands)		(Unaudited)
	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other current liabilities	$(4,202)	$(9,940)
Foreign exchange contracts - LT forwards	Other long-term liabilities	(25)	(196)
Interest rate contracts - LT forwards	Other long-term liabilities	—	(1,013)
Total derivatives designated as hedging instruments		$(4,227)	$(11,149)

Derivatives not designated as hedging instruments
Foreign exchange contracts - ST forwards	Accrued expenses and other current liabilities	$(2,040)	$(8,177)
Total derivatives not designated as hedging instruments		$(2,040)	$(8,177)

Total derivatives		$(6,267)	$(19,326)

The following tables present the effect of derivative instruments on our Condensed Consolidated Statements of Income for the three months ended June 30, 2023 and 2022, respectively:

June 30, 2023
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$4,682	Net sales	$3,646

Foreign exchange contracts - forwards	557	Cost of sales	(412)

Foreign exchange contracts - forwards	458	Operating expenses	(302)

Interest rate swap contracts - forwards	5,146	Other (expense) income	802
Total	$10,843		$3,734

June 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$10,252	Net sales	$5,055

Foreign exchange contracts - forwards	(2,446)	Cost of sales	(860)

Foreign exchange contracts - forwards	(1,645)	Operating expenses	(691)
Total	$6,161		$3,504

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2023	June 30, 2022
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other (expense) income	$4,176	3,590

Total		$4,176	$3,590

The following tables present the effect of derivative instruments on our Condensed Consolidated Statements of Income for the six months ended June 30, 2023 and 2022, respectively:

June 30, 2023
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$2,953	Net sales	$5,890

Foreign exchange contracts - forwards	1,700	Cost of sales	(972)

Foreign exchange contracts - forwards	1,334	Operating expenses	(630)

Interest rate swap contracts - forwards	3,180	Other (expense) income	1,329
Total	$9,167		$5,617

June 30, 2022
(In thousands)
(Unaudited)
Derivatives in Cash Flow Hedging Relationship	Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts - forwards	$12,136	Net sales	$6,794

Foreign exchange contracts - forwards	(2,467)	Cost of sales	(1,187)

Foreign exchange contracts - forwards	(1,642)	Operating expenses	(931)
Total	$8,027		$4,676

(In thousands)
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		June 30, 2023	June 30, 2022
		(Unaudited)	(Unaudited)
Foreign exchange contracts - forwards	Other (expense) income	$3,319	$2,787
Total		$3,319	$2,787

Note 6 – Inventories, net

Inventories, net consist of the following:

	June 30, 2023	December 31,
(In thousands)	(Unaudited)	2022

Raw materials	$278,308	$273,311
Work-in-process	10,670	14,968
Finished goods	137,661	119,302
Total	$426,639	$407,581
Less: Inventory reserve	$(25,013)	$(19,417)
Total	$401,626	$388,164

Note 7 – Intangible assets, net and goodwill

Intangible assets at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
(In thousands)	(Unaudited)			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$11,399	$(8,477)	$2,922	$18,810	$(15,321)	$3,489
Acquired technology	179,519	(68,372)	111,147	167,686	(54,351)	113,335
Customer relationships	92,778	(32,904)	59,874	98,827	(33,514)	65,313
Patents	37,627	(32,080)	5,547	37,240	(31,368)	5,872
Other	25,556	(12,142)	13,414	34,078	(21,237)	12,841
Total	$346,879	$(153,975)	$192,904	$356,641	$(155,791)	$200,850

Amortization of capitalized software development costs is computed on an individual product basis for those products available for market and is recognized based on the product’s estimated economic life, which generally range from three to six years. Acquired technology, customer relationships and other intangible assets are amortized over their useful lives, which generally range from five to ten years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from ten to seventeen years. Total intangible assets amortization expenses were $13.7 million and $14.8 million for the three months ended June 30, 2023 and 2022, respectively, and $26.4 million and $27.2 million for the six months ended June 30, 2023 and 2022, respectively.

Goodwill

The carrying amount of goodwill as of June 30, 2023 was as follows:

(In thousands)	Amount
Balance as of December 31, 2022	$615,734
Acquisitions	18,651
Foreign currency translation impact	4,074
Balance as of June 30, 2023 (unaudited)	$638,459

Refer to Note 17 - Acquisitions of Notes to Condensed Consolidated Financial Statements for additional details on the acquisition-related amounts recorded to goodwill during the six months ended June 30, 2023.

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

No impairment of goodwill was identified during the six months ended June 30, 2023 or the twelve months ended December 31, 2022.

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

Amounts related to finance lease activities and income from leasing activities were not material for the periods presented.

The components of operating lease expense were as follows (unaudited):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Lease Cost (1)	$7,355	$5,478	$13,669	$10,895
(1) Includes variable and short-term lease costs

Maturities of lease liabilities as of June 30, 2023 were as follows (unaudited):

(In thousands)
Years ending December 31,	Operating Leases
2023 (Excluding the six months ended June 30, 2023)	$10,045
2024	15,704
2025	11,889
2026	9,808
2027	5,214
Thereafter	7,958
Total future minimum lease payments	60,618
Less imputed interest	(7,524)
Total lease liabilities	$53,094
As of June 30, 2023, we have additional operating leases that have not commenced, which were not material.

Note 9 – Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We had a valuation allowance of $75 million and $74 million at June 30, 2023 and December 31, 2022, respectively. A majority of the valuation allowance is related to the deferred tax assets of National Instruments Hungary Kft.

We account for uncertainty in income taxes recognized in our financial statements using prescribed recognition thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. We had $18.3 million and $12.6 million of gross unrecognized tax benefits at June 30, 2023 and December 31, 2022, respectively, all of which would affect our effective income tax rate if recognized. We recorded a gross increase in unrecognized tax benefits of $2.3 million for the three months ended June 30, 2023, as a result of the tax positions taken during the current period. As of June 30, 2023, it is reasonably possible that we will recognize gross tax benefits in the amount of $0.8 million in the next twelve months due to the closing of open tax years. The nature of the uncertainty is related to deductions taken on returns that have not been examined by the applicable tax authority.  Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended June 30, 2023, we recognized interest expense related to uncertain tax positions of approximately $0.1 million. As of June 30, 2023, we had approximately $0.4 million accrued for interest related to uncertain tax positions. The tax years 2016 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

Our provision for income taxes reflected an effective tax rate of 6% and 28% for the three months ended June 30, 2023 and 2022, respectively, and 10% and 21% for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, our effective tax rate was lower than the U.S. federal statutory rate of 21% primarily as a result of excess tax benefit from share-based compensation and foreign taxes less than the statutory rate, offset by the change in unrecognized tax benefits. For the three months ended June 30, 2022, our effective tax rate was higher than the U.S. federal statutory rate of 21% primarily as a result of excess tax expense from share-based compensation, offset by the deduction for foreign-derived intangible income. For the six months ended June 30, 2022, our effective tax rate was equal to the U.S. federal statutory rate of 21% primarily as a result of excess tax expense from share-based compensation, offset by the deduction for foreign-derived intangible income.

Our earnings from our operations in Hungary are subject to a statutory tax rate of 9%. In addition, our research and development activities in Hungary benefit from a tax law in Hungary that provides for an enhanced deduction for qualified research and development expenses. The tax position of our Hungarian operations resulted in income tax benefits of $4.3 million and $10.4 million for the three and six months ended June 30, 2023, respectively, and income tax benefits of $0.9 million and $2.9 million for the three and six months ended June 30, 2022, respectively.

Earnings from our operations in Malaysia are free of tax under a tax holiday effective January 1, 2013. This tax holiday expires in 2037. If we fail to satisfy the conditions of the tax holiday, this tax benefit may be terminated early. The income tax benefits of the tax holiday for the three and six months ended June 30, 2023 were approximately $1.9 million and $3.2 million, respectively. The income tax benefits of the tax holiday for the three and six months ended June 30, 2022 were approximately $0.5 million and $1.1 million, respectively.  The impact of the tax holiday on a per share basis for the three and six months ended June 30, 2023 was approximately $0.01 per share and $0.02 per share, respectively. The impact of the tax holiday on a per share basis for each of the three and six months ended June 30, 2022, was approximately $0.01 per share.

No other taxing jurisdictions had a significant impact on our effective tax rate. We have not entered into any advanced pricing or other agreements with the Internal Revenue Service ("IRS") with regard to any foreign jurisdictions.

Note 10 – Comprehensive income

Our OCI is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on forward contracts. The accumulated OCI, net of tax, for the six months ended June 30, 2023 and 2022, consisted of the following:

	June 30, 2023
	(Unaudited)
(In thousands)	Currency translation adjustment	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2022	$(38,250)	385	$(37,865)
Current-period other comprehensive income	6,116	14,784	20,900
Reclassified from accumulated OCI into income	—	(5,617)	(5,617)
Income tax expense	—	(1,902)	(1,902)
Balance as of June 30, 2023	$(32,134)	$7,650	$(24,484)

	June 30, 2022
	(Unaudited)
(In thousands)	Currency translation adjustment	Derivative instruments	Accumulated other comprehensive income/(loss)
Balance as of December 31, 2021	$(23,179)	3,048	$(20,131)
Current-period other comprehensive (loss) income	(13,446)	12,703	(743)
Reclassified from accumulated OCI into income	—	(4,676)	(4,676)
Income tax expense	—	(1,930)	(1,930)
Balance as of June 30, 2022	$(36,625)	$9,145	$(27,480)

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

Our stockholders approved our 2022 Equity Incentive Plan (the “2022 Plan”) on May 10, 2022. At the time of approval, 4,500,000 shares of our common stock were reserved for issuance under the 2022 Plan, as well as the 1,568,571 shares of common stock that were reserved but not issued under the 2020 Plan as of May 10, 2022, and any shares that were returned to the 2005 Plan, 2010 Plan, 2015 Plan and 2020 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or RSUs issued under those plans. The 2022 Plan provides for the granting of incentive awards in the form of restricted stock and RSUs to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Awards generally vest over a one, two, three or four-year period, beginning on the date of the grant and awards may be subject to performance-based vesting conditions. There were 5,340,243 shares available for grant under the 2022 Plan at June 30, 2023.

Performance-based stock units

During the six months ended June 30, 2023 and 2022, we granted 70,224 and 164,843 performance-based restricted stock units (“PRSUs”), respectively, to executive officers pursuant to the 2022 Plan and 2020 Plan. The PRSUs may be earned based on our total shareholder return (“TSR”) compared to the TSR of the Russell 2000 Index or, for awards granted on or after March 3, 2023, the NASDAQ Composite Index (the “Index”), in each case, over a three-year performance period. For the PRSUs granted during the six months ended June 30, 2023, the three-year performance period commenced on January 1, 2023 and will end on December 31, 2025, and for the PRSUs granted during the six months ended June 30, 2022, the three year performance commenced on January 1, 2022 and will end on December 31, 2024, in each case, using the average daily closing price over a 30-day lookback. The number of awards earned could range from 0% to 200% times the target number of units granted. Additionally, for awards granted on or after March 3, 2023, the number of PRSUs that may vest pursuant to an award agreement shall not exceed 100% of the target number of PRSUs subject to such award if our absolute total shareholder return is negative during the performance period for such award.

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

	Six Months Ended
	(unaudited)
	June 30, 2023	June 30, 2022
Number of simulations	100,000	100,000
Expected volatility	32.27%	37.81%
Expected life in years	2.84 years	2.95 years
Risk-free interest rate	4.45%	1.33%
Dividend yield	2.45%	2.52%

The weighted average grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $84.45 per share and $59.65 per share in 2023 and 2022, respectively.
Employee stock purchase plan

Our employee stock purchase plan (“ESPP”) permits substantially all domestic employees and employees of designated subsidiaries to acquire our common stock at a purchase price of 85% of the lower of the market price at the beginning or the end of the purchase period. The plan has quarterly purchase periods generally beginning on February 1, May 1, August 1 and November 1 of each year. Employees may designate up to 15% of their compensation for the purchase of common stock under the ESPP. Pursuant to the terms of our merger agreement (the “Merger Agreement”) with Emerson Electric Co. ("Emerson") and Emersub CXIV, Inc. ("Merger Sub"), our ESPP program was suspended indefinitely after the May 1, 2023 purchase.

On May 10, 2022, our stockholders approved an additional 3,000,000 shares for issuance under our ESPP. At June 30, 2023, we had 3,613,670 shares of common stock reserved for future issuance under the ESPP. We issued 459,420 shares under this plan in the six months ended June 30, 2023 and the weighted average purchase price was $37.82 per share. During the six months ended June 30, 2023, we did not make any changes in accounting principles or methods of estimates with respect to our ESPP.

Authorized shares of common and preferred stock

We have 5,000,000 authorized shares of preferred stock.

On January 21, 2004, our Board of Directors designated 750,000 of these shares as Series A Participating Preferred Stock in conjunction with the adoption of a Preferred Stock Rights Agreement which expired on May 10, 2014. There were no shares of Series A Preferred Stock issued and outstanding at June 30, 2023.

On January 13, 2023, our Board of Directors designated 2,000,000 of these shares as Series B Participating Preferred Stock (“Series B Preferred Stock”) in conjunction with its adoption of a stockholder rights plan (the "Rights Agreement"), as previously disclosed in our Current Report on Form 8-K filed on January 13, 2023. On April 12, 2023, in connection with entering into the Merger Agreement, the stockholder rights plan was modified so that the rights thereunder will not be exercisable by virtue of the Merger Agreement or any agreement or transactions contemplated thereby, as previously disclosed in our Current Report on Form 8-K filed on April 12, 2023.

Stock repurchases and retirements

On April 21, 2010, our Board of Directors authorized a program to repurchase shares of our common stock from time to time, depending on market conditions and other factors (the “2019 Program”). Our Board of Directors has amended the 2019 Program several times over the years to increase the number of shares that may be purchased under the program. On October 23, 2019, our Board of Directors amended the 2019 Program to increase the number of shares that may be repurchased by 3,000,000 shares.

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

As of June 30, 2023 and 2022, there were no shares remaining available for repurchase under the 2019 Program. As of June 30, 2023, there was $109 million available for repurchase under the 2022 Program. As of June 30, 2022, there was $191 million available for repurchase under the 2022 Program. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2023 under the 2019 Program and 2022 Program. Pursuant to the Merger Agreement, we are restricted from making additional repurchases of our common stock. During the three months ended June 30, 2022, we repurchased 986,876 shares of our common stock at a weighted average price per share of $39.06 under the 2022 Program. During the six months ended June 30, 2022, we repurchased 1,758,928 shares of our common stock at a weighted average price of $39.80 under the 2019 Program and 2022 Program.

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

We sell our products in three geographic regions which consist of the Americas region, the Europe, Middle East and Africa region ("EMEA"), and the Asia-Pacific region ("APAC"). Our sales to these regions share similar economic characteristics including the nature of products and services we sell, the type and class of customers, and the methods used to distribute our products and services. Revenue from the sale of our products, which are similar in nature, and software maintenance is reflected as total net sales in our Condensed Consolidated Statements of Income. (Refer to Note 2 - Revenue of Notes to Condensed Consolidated Financial Statements for total net sales by the major geographic region in which we operate).

The following table presents summarized information for net sales by country. Revenues from external customers are generally attributed to countries based upon the customer's billing location. Net sales attributable to each individual foreign country outside the U.S. and China were not material.

(in millions)	United States	China(1)	Rest of the World	Total
Net sales:
Three months ended June 30, 2023	$183	$59	$175	$417
Three months ended June 30, 2022	$153	$66	$177	$396

Six months ended June 30, 2023	$355	$141	$358	$854
Six months ended June 30, 2022	$306	$121	$354	$781
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

(in millions)	United States	Hungary	Malaysia	Rest of the World	Total
Long-lived Assets:
June 30, 2023	$151	$59	$80	$62	$352
December 31, 2022	$124	$58	$82	$61	$325

Note 13 – Debt

The following table presents the amounts outstanding related to our borrowing arrangements discussed above as of June 30, 2023 (unaudited) and December 31, 2022, respectively (in thousands):

	June 30,	December 31,
(in thousands)	2023	2022
Secured
Term Loan	$481,250	$493,750
Revolving line of credit	110,000	50,000

Total Debt	591,250	543,750
Less: Unamortized debt issuance costs	(1,877)	(2,113)
Less: Current portion of total debt	(25,000)	(25,000)
Total Debt, non-current	$564,373	$516,637

The effective interest rate for the term loan and the revolving line of credit, both drawn under our Credit Facility, was 6.7% as of June 30, 2023. The effective interest rates for the term loan and revolving line of credit as of December 31, 2022 were 5.6% and 5.7%, respectively.

Debt Issuance Costs

Debt issuance costs of approximately $1.8 million attributable to our revolving line of credit are presented within "Other long-term assets" in our Condensed Consolidated Balance Sheet and debt issuance costs of approximately $1.9 million attributable to the term loan are presented within "Debt, non-current" as of June 30, 2023. Debt issuance costs of approximately $2.1 million attributable to our revolving line of credit are presented within "Other long-term assets" in our Condensed Consolidated Balance Sheet and debt issuance costs of approximately $2.1 million attributable to the term loan are presented within "Debt, non-current" as of December 31, 2022. These amounts are amortized to interest expense ratably over the life of the revolving line of credit and the term loan, respectively.

Credit Facility

On August 24, 2022, we amended the terms of our Credit Facility by entering into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as the administrative agent, swingline lender and issuing lender (the "Administrative Agent"), Wells Fargo Securities, LLC, BofA Securities, Inc. and Citibank, N.A., as joint lead arrangers and joint bookrunners, BofA Securities, Inc. and Citibank, N.A., as syndication agents, and the lenders party thereto. The Credit Agreement amends and restates and refinances our Second Amended and Restated Credit Agreement, dated as of June 18, 2021, by and among us, the lenders from time-to-time party thereto and Wells Fargo Bank, National Association, as the administrative agent (the "Prior Credit Agreement"). All outstanding loans under the Prior Credit Agreement were repaid in full in connection with the entry into the Credit Agreement. The replacement of the Prior Credit Agreement with the Credit Agreement was treated as a debt modification and the remaining balance of unamortized debt issuance costs were allocated to the new loan facilities.

The Credit Agreement provides for a $1 billion Credit Facility consisting of (a) a secured revolving loan facility in an aggregate principal amount of up to $500 million at any time outstanding, with a sublimit of $25 million for the issuance of letters of credit and (b) a secured term loan facility in an aggregate principal amount of $500 million. Subject to the terms of the Credit Agreement, including obtaining commitments from existing lenders or new lenders, we may request additional term loans and/or additional revolving loan commitments. The Credit Facility terminates, and all revolving loans outstanding and/or outstanding term loan amounts (together with accrued interest and fees) are payable in full, on August 24, 2027, unless terminated earlier pursuant to the terms of the Credit Agreement. The term loans amortize in quarterly payments equal to 1.25% of the original principal amount of the term loans, with the remaining outstanding balance due at maturity.

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

Under the circumstances described in the Credit Agreement, certain of our wholly owned domestic subsidiaries (the "Subsidiary Guarantors") are required to enter into a guaranty agreement ("Guaranty") in favor of the Administrative Agent guarantying our obligations under the Credit Agreement, among other things. As of June 30, 2023, there were no Subsidiary Guarantors, and no Guaranty had been executed. In connection with the Credit Agreement, we entered into a Second Amended and Restated Collateral Agreement (the "Collateral Agreement") pursuant to which we granted a continuing security interest on substantially all of our assets, in favor of the Administrative Agent (for the benefit of the lenders of the Credit Facility), to secure our obligations under the Credit Agreement, Subsidiary Guarantors are required to join the Collateral Agreement and make similar grants of security interests.

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

For hardware previously sold with only an assurance-type warranty, a provision is made for estimated future warranty costs at the time of the sale for the estimated costs that may be incurred. Our estimate is based on historical experience and product sales during the period. The warranty reserve as of June 30, 2023 and December 31, 2022 was $1.8 million and $1.5 million, respectively.

In the ordinary course of business, we enter into purchase orders with suppliers for the purchase of goods and services, including non-cancelable agreements for certain inventory components ("unconditional purchase obligations"). Our unconditional purchase obligations primarily consist of commitments to various suppliers for inventory components and the majority relate to amounts due within the next 12 months. As of June 30, 2023, and December 31, 2022 our future payments under unconditional purchase obligations with a remaining term in excess of one year were approximately $10.2 million and $19.4 million, respectively. As of June 30, 2023, our outstanding guarantees for payment of customs and foreign grants were not material.

Note 15 – Restructuring

2023 Restructuring

During the first quarter of 2023, we announced a workforce reduction plan (the "2023 Plan") intended to realign our investments to accelerate our growth strategy and further optimize our operations and cost structure. The 2023 Plan will result in reductions to our worldwide headcount of approximately 4% during 2023. In connection with the Plan, we incurred approximately $17.1 million of charges consisting primarily of cash termination benefits and other employee-related costs during the first half of 2023.

We expect to incur an additional $0.5 million of additional costs related to our restructuring plans during the remainder of 2023.

2022 and 2021 Restructuring

During the three and six months ended June 30, 2023, we recognized approximately $0.1 million and $0.6 million in severance-related charges for restructuring activities that were initiated in prior years, respectively. The charges related to the prior workforce reduction plans in 2021 and 2022 had been fully recognized as of June 30, 2023.

A summary of the charges in our consolidated statement of operations resulting from our restructuring activities is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Cost of sales	$260	$—	$1,779	$—
Research and development	97	292	3,174	692
Sales and marketing	26	—	5,993	—
General and administrative	1,268	—	6,526	—
Total restructuring and other related costs	$1,651	$292	$17,472	$692

A summary of balance sheet activity during 2023 related to our restructuring activity is shown below:

(in thousands)	Restructuring Liability
Balance as of December 31, 2022	$10,009
Income statement expense	17,472
Cash payments	(21,710)
Balance as of June 30, 2023	$5,771
The restructuring liability of $5.8 million at June 30, 2023 related primarily to future severance payments is recorded  in the “Accrued compensation” line item of the condensed consolidated balance sheet.

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

Note 17 – Acquisitions

SET Acquisition

On March 6, 2023, we acquired the remaining 75.1% ownership interest in one of our equity-method investments, SET, for approximately $24 million in total cash consideration, subject to certain post-closing adjustments. Of the total cash consideration, approximately $2.7 million will be held back as security for certain representations, warranties, and obligations of the sellers, payable in the first quarter of 2024. SET is a Germany-based expert in aerospace and defense test system development and an innovator in power semiconductor reliability test. This transaction was accounted for as a business combination using the acquisition method of accounting.

We recognized a gain of approximately $3 million on the remeasurement of our existing 24.9% equity-method investment to fair value on the acquisition date during the first quarter of 2023. The carrying value of the investment immediately prior to the acquisition date was approximately $3 million. The gain is presented in "Other (expense) income."

All of the acquired assets and liabilities of SET have been recorded at their respective fair values as of the acquisition date. We recognized approximately $18.7 million of goodwill and $13.5 million of other intangible assets as part of our preliminary purchase price allocation as of March 31, 2023. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

The preliminary purchase price allocation related to the acquisition was not finalized as of June 30, 2023, and is based upon a preliminary valuation which is subject to change as we obtain additional information with respect to certain intangible assets, inventory and income taxes. During the second quarter of 2023, we identified and recorded several measurement period adjustments related to the provisional amounts recorded as of March 31, 2023. The measurement period adjustments resulted in an increase in the preliminary amount of goodwill of $6.6 million and a corresponding decrease to acquired intangibles and inventory. The adjustments did not have a material impact on our net income or earnings per share.

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

Transaction costs have been expensed as incurred. We expensed $2.2 million of transaction costs during 2022 related to the acquisition of the TS Business, which are included in selling, general and administrative expenses.

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

The information below represents the purchase price allocation of the TS Business (in thousands):

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

The purchase price allocation related to the acquisition was finalized as of June 30, 2023.

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

Heinzinger Acquisition

On February 28, 2022, we completed the acquisition of the systems business of Heinzinger Electronic GmbH (“Heinzinger”) for $22.5 million in total cash consideration, including a holdback amount of approximately $3.1 million that was released to Heinzinger during the first quarter of 2023. This transaction was accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Heinzinger have been recorded at their respective fair values as of the acquisition date. We recognized approximately $13.5 million of goodwill and $7.2 million of other intangible assets as part of our purchase price allocation. Transaction costs have been expensed as incurred and were not material to the periods presented. The acquisition was funded by cash on hand.

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

Note 18 – Subsequent events

Dividends

On July 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on August 29, 2023, to stockholders of record on August 8, 2023.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not guarantees of performance and actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including those set forth under the heading “Risk Factors” below and in "Part 1, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "SEC"). Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•Leveraging a worldwide sales, distribution and manufacturing network

We distribute and sell our software and hardware products primarily through a direct sales organization. We also use independent distributors, original equipment manufacturers, value added resellers, system integrators, and consultants to market and sell our products. We continue to focus on scale and efficiency in serving our broad base of customers. This includes ongoing investment in our website, www.ni.com, for a better digital experience and significantly expanding the usage of our distributor channels. We have sales offices in the U.S. and sales offices and distributors in key international markets. Sales outside of the Americas accounted for approximately 55% and 59% of our net sales during the three months ended June 30, 2023 and 2022, respectively, and approximately 57% and 59% of our net sales during the six months ended June 30, 2023 and 2022, respectively. The vast majority of our foreign sales are denominated in the customers’ local currency, which exposes us to the effects of changes in foreign currency exchange rates. We expect that a significant portion of our total revenues will continue to be derived from international sales (Refer to Note 2 - Revenue and Note 12 - Segment and geographic information of Notes to Condensed Consolidated Financial Statements for details concerning the geographic breakdown of our net sales and long-lived assets, respectively).

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
Backlog

Backlog is a measure of firm orders that have been received but have not yet been fulfilled. At June 30, 2023, our backlog was approximately $410 million compared to approximately $451 million at December 31, 2022. Our definition of backlog includes orders where the customer has specified delivery in a future period, typically within the next 12 months. We expect the majority of backlog to be recognized as revenue within 12 months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Current business outlook

We remain focused on driving revenue growth and further improving operating profitability during the remainder of 2023, despite macroeconomic uncertainty and softening demand in certain end markets, particularly in the semiconductor and electronics end markets. We expect our customers will continue to make investments in emerging technologies related to wireless technologies, vehicle electrification, advanced driver assistance systems (“ADAS"), new space innovation, and advanced defense technology.

We continue to focus on scale and efficiency when engaging with our large number of smaller accounts we serve (the “Broad-based customers”). Our focus to streamline the process of doing business with NI means both scaling our costs and improving the experience of our Broad-based customers. This commitment and focus includes plans to continue investing in ni.com for a better digital experience and significantly expand the customer reach of our distributor channel during 2023 and beyond. We are also simplifying our product offerings for our Broad-based customers to make our products easier-to-use. We believe these actions will allow our direct sales force to accelerate our revenue growth through proactive engagements with accounts where we can deliver enterprise-level value. During the three months ended June 30, 2023, indirect sales through our distributor channels increased to approximately 19% of our total sales, compared to 14% in the same period of 2022. As of June 30, 2023 and December 31, 2022, our distributors were carrying approximately 5 to 6 weeks of our inventory. As of June 30, 2023, the amounts received from distributors that were eligible for refund or exchange under stock rotation agreements and other distributor incentive programs were not material. For the three months ended June 30, 2023, no single distributor or end customer accounted for more than 6% of our total net sales.

Additionally, we accelerated our transition to a predominantly subscription-based licensing model for the majority of our software offerings during the last 12 months. While we expect our subscription base, recurring revenue and cash flow to increase over time as a result of this licensing model transition, we anticipated and have experienced some initial headwinds to our net sales and operating profitability during the initial transition period. Revenue from software and related services declined during the first half of 2023 compared to the same period in 2022, primarily due to the licensing model transition. However, recurring revenue from software and related services has continued to grow. We expect recent additions and enhancements to our software portfolio will continue to differentiate our products and fuel demand across our end markets.

Restructuring

Refer to Note 15 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information on restructuring activities during the periods presented.

Acquisitions and divestitures

Refer to Note 1 - Basis of presentation and Note 17 - Acquisitions of Notes to Condensed Consolidated Financial Statements for additional information on our acquisitions and divestitures during the periods presented.

Strategic Review and Merger Agreement with Emerson Electric Co.

On January 13, 2023, we announced that our Board of Directors initiated a review and evaluation of strategic options, in consultation with our financial and legal advisors, with the intent to maximize shareholder value. The comprehensive review included consideration of a full range of available strategic, business and financial alternatives, including solicitation of interest from potential acquirers and other transaction partners, some of whom had already approached the Company. In connection with the review and evaluation of strategic options, our Board of Directors adopted a limited duration stockholder rights plan in order to protect the best interests of the Company and its stockholders, help ensure that all interested parties had the opportunity to participate fairly in the strategic review, and to provide our Board of Directors and stockholders time to make informed decisions. On April 12, 2023, the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”) executed an Amendment No. 1 to the Rights Agreement (the “Rights Agreement Amendment”) in connection with the execution and delivery of the Merger Agreement (as defined below).

The Rights Agreement Amendment supplements Section 1 of the Rights Agreement by adding certain new definitions and amends the definition of “Acquiring Person” in the Merger Agreement with Emerson and Merger Sub such that none of Emerson or Merger Sub, nor any of their Affiliates and Associates (in each case as defined in the Rights Agreement), shall be deemed to be an Acquiring Person to the extent that each is a Beneficial Owner (as defined in the Rights Agreement) as a result of (i) the approval, execution or delivery of the Merger Agreement, (ii) prior to the termination of the Merger Agreement, the consummation of any of the transactions provided for or entry into any agreements contemplated by the Merger Agreement (including the Merger, as defined in the Merger Agreement) in accordance with their respective provisions or (iii) the public announcement of any of the foregoing.

On April 12, 2023, we entered into the Merger Agreement, pursuant to which Emerson will acquire all of our outstanding shares (the “Merger”). The completion of the Merger is subject to the satisfaction of certain customary conditions, such as approval by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other regulatory approvals, and the absence of any law or order by a court or other governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting the consummation of the Merger. Upon the closing of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive cash consideration of $60 per share.

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

On June 29, 2023, our stockholders voted to adopt the proposed Merger Agreement, at a special meeting of stockholders.

For more detail about the proposed transaction with Emerson, please see our Current Report on Form 8-K filed with the SEC on April 12, 2023 and June 29, 2023 and the definitive proxy statement filed with the SEC on May 25, 2023.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net sales, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Net sales:
Americas	45.0%	40.6%	42.8%	40.9%
EMEA	26.9	24.4	26.3	25.2
APAC	28.2	35.0	30.9	33.8
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	28.4	32.2	29.4	31.6
Gross profit	71.6	67.8	70.6	68.4
Operating expenses:
Sales and marketing	29.5	31.6	28.2	31.4
Research and development	20.1	21.6	20.0	21.5
General and administrative	12.1	9.3	11.0	9.0
Total operating expenses	61.8	62.5	59.1	61.8
Operating income	9.8	5.3	11.5	6.6
Other expense	(2.0)	(0.9)	(1.3)	(0.4)
Income before income taxes	7.8	4.4	10.1	6.1
Provision for income taxes	0.5	1.2	1.0	1.3
Net income	7.3%	3.1%	9.1%	4.8%
  Figures may not sum due to rounding.

Results of Operations for the three and six months ended June 30, 2023 and 2022

Net Sales.  The following table sets forth our net sales for the three and six months ended June 30, 2023 and 2022 along with the changes between the corresponding periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage

Product sales	$379.4	$354.8	24.6	7%	$779.8	$698.5	81.3	12%
Software maintenance sales	37.4	40.7	(3.3)	(8)%	73.8	82.3	(8.5)	(10)%
Total net sales	$416.8	$395.5	21.3	5%	$853.6	$780.8	72.9	9%
Figures may not sum due to rounding.

Net Sales - Summary

Net sales for the three and six months ended June 30, 2023 were up 5% percent and 9% percent, respectively, compared to the same periods in 2022.

•The increase in product sales for the three and six months ended June 30, 2023~~,~~ was primarily driven by double digit revenue growth across our Transportation, ADG, and broad-based Portfolio end markets, partially offset by weaker demand for semiconductor offerings, particularly in APAC (Refer to Note 2 - Revenue of Notes to our Condensed Consolidated Financial Statements for additional information on revenue by industry grouping and geographic region. Revenue from recent acquisitions for the three and six months ended June 30, 2023 increased product sales revenue by approximately 2%, compared to the same periods in 2022. The favorable impact of price increases, partially offset by changes in foreign currency exchange rates, increased revenue by approximately 8% and 6% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

•The decrease in software maintenance sales was primarily driven by our recent shift to a predominantly subscription license model during 2022 and the effect of changes in foreign currency exchange rates on the recognition of software maintenance revenues.

Net Sales by Region
The following table sets forth our net sales by geographic region for the three and six months ended June 30, 2023 and 2022 along with the changes between the corresponding periods and the region’s percentage of total net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)				(Unaudited)
			Change				Change
(In millions)	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage

Americas	$187.5	$160.4	27.1	17%	$365.5	$319.6	45.9	14%
Percentage of total net sales	45.0%	40.6%			42.8%	40.9%

EMEA	$112.0	$96.7	15.3	16%	$224.1	$197.1	27.1	14%
Percentage of total net sales	26.9%	24.4%			26.3%	25.2%

APAC	$117.3	$138.4	(21.1)	(15)%	$264.0	$264.1	(0.1)	—%
Percentage of total net sales	28.2%	35.0%			30.9%	33.8%
Figures may not sum due to rounding.

We expect sales outside of the Americas to continue to represent a significant portion of our net sales. We intend to continue to expand our international presence by driving growth in existing markets and continuing to increase the use of distributors to sell our products in some countries.

Almost all of the sales made by our direct sales offices in the Americas (excluding the U.S.), EMEA, and APAC are denominated in local currencies, and accordingly, the U.S. dollar equivalent of these sales is affected by changes in foreign currency exchange rates. In order to provide a framework for assessing how our underlying business performed excluding the effects of foreign currency fluctuations between periods, we compare the percentage change in our results from period to period using constant currency disclosure. To calculate the change in constant currency, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect during the three and six months ended June 30, 2022). The impact of changes in foreign currency exchange rates on sales includes the net effect of related hedging activities described below.

The following tables present this information, along with the impact of changes in foreign currency exchange rates on sales denominated in local currencies, for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2022	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Three Months Ended June 30, 2023
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$160.4	27.2	16.9%	(0.1)	(0.1)%	$187.5
EMEA	$96.7	13.5	14.0%	1.8	1.8%	$112.0
APAC	$138.4	(17.0)	(12.3)%	(4.1)	(2.9)%	$117.3
Total net sales	$395.5	23.7	6.0%	(2.4)	(0.6)%	$416.8

	Six Months Ended June 30, 2022	Change in Constant Dollars		Impact of changes in foreign currency exchange rates on net sales		Six Months Ended June 30, 2023
(In millions)	GAAP Net Sales	Dollars	Percentage	Dollars	Percentage	GAAP Net Sales

Americas	$319.6	46.4	14.5%	(0.5)	(0.2)%	$365.5
EMEA	$197.1	30.5	15.5%	(3.4)	(1.7)%	$224.1
APAC	$264.1	14.2	5.4%	(14.3)	(5.4)%	$264.0
Total net sales	$780.8	91.1	11.7%	(18.2)	(2.3)%	$853.6
  Figures may not sum due to rounding.

We use a foreign currency cash flow hedging program to help protect against changes in U.S. dollar equivalent value caused by fluctuations in foreign currency exchange rates of forecasted foreign currency cash flows resulting from international sales. We hedge portions of our forecasted net sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2023 and 2022, these hedges had the effect of increasing our net sales by $3.6 million and $5.1 million, respectively. During the six months ended June 30, 2023 and 2022, these hedges had the effect of increasing our net sales by $5.9 million and $6.8 million, respectively. (Refer to Note 5 - Derivative instruments and hedging activities of Notes to Condensed Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our net sales for 2023 and 2022).

Gross Profit. Our gross profit as a percentage of sales is impacted by many factors including changes in our sales mix of revenue from hardware, software and services. We continue to focus on cost control and cost reduction measures throughout our manufacturing cycle. The following table sets forth our gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2023 and 2022 along with the percentage changes in gross profit for the corresponding periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)

(In millions)	2023	2022	2023	2022

Gross Profit	$298.3	$268.0	$602.4	$534.1
% change compared with prior period	11.3%		12.8%
Gross Profit as a percentage of net sales	71.6%	67.8%	70.6%	68.4%

The increases in our gross profit and gross profit as a percentage of net sales were primarily related to the following:

	Three Months Ended	Six Months Ended
	(Unaudited)	(Unaudited)
June 30, 2022	67.8%	68.4%
Impact of changes in our selling price	2.7%	2.5%
Impact of decreases in component costs	2.9%	2.1%
Impact of decreases in outbound freight and other logistics	0.5%	0.5%
Impact of changes in foreign currency exchange rates	(0.2)%	(0.6)%
Impact of changes in sales mix related to recently acquired businesses	(0.5)%	(1.1)%
Impact of inventory write-downs and restructuring activities	(0.5)%	(0.5)%
Impact of changes in amortization of capitalized software development costs and acquired intangibles	(0.2)%	(0.3)%
Impact of changes in sales mix excluding recent acquisitions	(0.9)%	(0.4)%
June 30, 2023	71.6%	70.6%

To help protect against changes in our cost of sales caused by a fluctuation in foreign currency exchange rates of forecasted foreign currency cash flows, we have a foreign currency cash flow hedging program. We hedge portions of our forecasted costs of sales denominated in foreign currencies with average rate forward contracts. During the three months ended June 30, 2023 and 2022, these hedges had the effect of increasing our cost of sales by $0.4 million and $0.9 million, respectively. During the six months ended June 30, 2023 and 2022, these hedges had the effect of increasing our cost of sales by $1.0 million and $1.2 million, respectively. (Refer to Note 5 - Derivative instruments and hedging activities of Notes to Condensed Consolidated Financial Statements for further discussion regarding our cash flow hedging program and its related impact on our cost of sales for 2023 and 2022).

Operating Expenses. The following table sets forth our operating expenses for the three and six months ended June 30, 2023 and 2022, along with the percentage changes between the corresponding periods and the line item as a percentage of total net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(In thousands)	2023	2022	Change	2023	2022	Change

Sales and marketing	$123,101	$124,908	(1)%	$240,443	$245,064	(2)%
Percentage of total net sales	30%	32%		28%	31%

Research and development	$83,801	$85,589	(2)%	$170,438	$167,750	2%
Percentage of total net sales	20%	22%		20%	21%

General and administrative	$50,504	$36,772	37%	$93,719	$69,949	34%
Percentage of total net sales	12%	9%		11%	9%

Total operating expenses	$257,406	$247,269	4%	$504,600	$482,763	5%
Percentage of total net sales	62%	63%		59%	62%

Operating Expenses - three months ended June 30, 2023

The year over year increase of $10 million in our operating expenses during the three months ended June 30, 2023 was primarily related to the following:

•a $15 million increase in external legal and banking fees associated with our announced merger with Emerson;
•a $5 million increase in other outside service costs, travel, and utilities spend;
•a $9 million decrease in personnel costs related to lower headcount, lower accruals for estimated attainment under our variable compensation programs and decreases in stock-based compensation expense (attributable to lower headcount and an increase in RSU forfeitures related to our restructuring programs); and
•a $1 million decrease related to changes in foreign currency exchange rates.

Sales and Marketing

The primary drivers of the decrease in sales and marketing expenses for the three months ended June 30, 2023 compared to the same period in 2022 were a decrease in variable pay, stock based compensation and outside services partially offset by additional costs related to an increase in travel during the period and equipment, building and other spend.

Research and Development

The primary drivers of the decrease in research and development expenses for the three months ended June 30, 2023 compared to the same period in 2022 were a decrease in stock based compensation and variable pay partially offset by an increase in salaries and benefits.

General and administrative

The primary drivers of the increase in general and administrative expenses for the three months ended June 30, 2023 compared to the same period in 2022 were additional third-party advisory fees associated with our announced merger with Emerson, higher outside services and an increase in severance-related costs partially offset by a decrease in stock-based compensation and equipment, building and other spend.

Operating Expenses - six months ended June 30, 2023

The year over year increase of $22 million in our operating expenses during the six months ended June 30, 2023 was primarily related to the following:

•a $16 million increase in professional fees related to our announced merger with Emerson;
•a $14 million increase in severance-related costs related to our recent voluntary and involuntary headcount reduction programs (Refer to Note 15 - Restructuring of Notes to our Condensed Consolidated Financial Statements for additional details);
•a $10 million increase in outside service costs, travel, and utilities spend, partially offset by lower advertising and trade show spend;
•a $12 million decrease in personnel costs related to lower headcount including a decrease in variable sales compensation and decreases in stock-based compensation expense (due to higher RSU forfeitures in the first half of 2023 related to our restructuring programs), partially offset by higher employee benefit costs;
•a $5 million decrease resulting from changes in foreign currency exchange rates; and
•a $1 million decrease related to the amortization of acquisition-related intangibles.

Sales and Marketing

The primary drivers of the decrease in sales and marketing expenses for the six months ended June 30, 2023 compared to the same period in 2022 were lower accruals under our variable compensation program, a decrease in stock based compensation, lower amortization of acquired intangibles, and a decrease in outside services and marketing spend, partially offset by increases in severance related costs, travel expenses, equipment, building and other spend.

Research and Development

The primary drivers of the increase in research and development expenses for the six months ended June 30, 2023 compared to the same period in 2022 were higher personnel costs and severance expenses, partially offset by the impact of changes in foreign currency exchange rates and a decrease in stock based compensation.

General and administrative

The primary drivers of the increase in general and administrative expenses for the six months ended June 30, 2023 compared to the same period in 2022 were additional costs related to our announced merger with Emerson and increases in employee benefit costs, outside services and severance related costs partially offset by a decrease in equipment and other spend and a decrease in stock based compensation.

Operating Income (loss).  For the three months ended June 30, 2023 and 2022, operating income was $41 million and $21 million, respectively. As a percentage of net sales, operating income was 9.8% and 5.3% for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, operating income was $98 million and $51 million, respectively. As a percentage of net sales, operating income was 11.5% and 6.6% for the six months ended June 30, 2021 and 2022, respectively. The increase in operating income in absolute dollars for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is attributable to the factors discussed in Net Sales, Gross Profit and Operating Expenses above. The increase in operating income in absolute dollars for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable by the factors discussed in Net Sales, Gross Profit and Operating Expenses above.

Other (Expense) Income.

•Interest Income. For the three months ended June 30, 2023 and 2022, interest income was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, interest income was $0.8 million and $0.1 million, respectively.

•Interest Expense. For the three months ended June 30, 2023 and 2022, interest expense was approximately $9.7 million and $2.5 million, respectively. For the six months ended June 30, 2023 and 2022, interest expense was approximately $18.1 million and $3.8 million, respectively. The increase in interest expense compared to 2022 was due to higher average debt outstanding and higher interest rates. Refer to Note 13 - Debt of Notes to our Condensed Consolidated Financial Statements for additional information regarding the terms of the Credit Agreement and related borrowings.

•Gain/Loss From Equity-Method Investments. For the three months ended June 30, 2023 and 2022, gain from equity-method investments was approximately $0.8 million and for the three months ended June 30, 2022, loss from equity-method investments was approximately $0.5 million. For the six months ended June 30, 2023 and 2022, gain from equity-method investments was approximately $5.6 million and $0.1 million, respectively. The increase in gain for the six months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to a $3.5 million gain on the remeasurement of our existing equity-method investments in SET related to our acquisition of the remaining ownership interest during the first quarter of 2023.

•Net Foreign Exchange Gain/Loss. For the three months ended June 30, 2023 and 2022, net foreign exchange gain was $0.7 million and net foreign exchange loss was $0.8 million, respectively. During the six months ended June 30, 2023 and 2022, net foreign exchange gain was $0.4 million and net foreign exchange loss was $1.9 million, respectively. Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency monetary assets and liabilities into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the period. See “Results of Operations - Net Sales” above for additional discussion on the impact of foreign exchange rates on our net sales of operations for the three and six months ended June 30, 2023.

Provision for Income Taxes.    For the three months ended June 30, 2023 and 2022, our provision for income taxes reflected an effective tax rate of 6% and 28%, respectively. For the six months ended June 30, 2023 and 2022, our provision for income taxes reflected an effective tax rate of 10% and 21%, respectively. The factors that caused our effective tax rate to change year over year are detailed in the table below:

	Three Months Ended	Six months ended
	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)
Effective tax rate at June 30, 2022	28%	21%
Employee share-based compensation	(21)	(9)
Global intangible low-taxed income deferred	(7)	(10)
Profits in foreign jurisdictions with rates lower than the statutory rate	(6)	(5)
Change in intercompany prepaid tax asset	(2)	(2)
Change in state income taxes, net of federal benefit	(1)	(1)
Nondeductible officer compensation	(1)	(1)
Change in enhanced deduction for certain research and development	(1)	(1)
Nondeductible acquisition expense	(1)	(1)
Research and development tax credits	1	1
Other	1	2
Foreign-derived intangible income deduction	3	3
Change in unrecognized tax benefits	4	4
Global intangible low-taxed income inclusion ("GILTI")	9	9
Effective tax rate at June 30, 2023	6%	10%

Other operational metrics

We believe that the following additional unaudited operational metrics assist investors in assessing our operational performance relative to others in our industry and to our historical results. The following tables provide details with respect to the amount of GAAP charges related to certain items that were recorded in the line items indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2023	2022	2023	2022
Stock-based compensation
Cost of sales	$467	$1,253	$1,429	$2,475
Sales and marketing	5,792	7,202	10,727	14,291
Research and development	5,146	6,271	10,264	12,359
General and administrative	3,424	5,951	7,967	11,680
Provision for income taxes	(6,020)	(1,993)	(7,821)	(4,648)
Total	$8,809	$18,684	$22,566	$36,157

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2023	2022	2023	2022
Amortization of acquisition-related intangibles and fair value adjustments
Net sales	$—	$371	$—	$742
Cost of sales	$8,402	$6,415	$15,062	$10,218
Sales and marketing	4,694	5,573	9,267	11,712
Research and development	—	—	—	(320)
Other expense	320	503	753	1,019
Provision for income taxes	(2,014)	(2,094)	(3,505)	(3,530)
Total	$11,402	$10,768	$21,577	$19,841

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2023	2022	2023	2022
Acquisition-related transaction and integration costs, restructuring charges, and other
Cost of sales	$982	$1,159	$2,502	$1,944
Sales and marketing	3,225	2,339	9,169	2,646
Research and development	497	487	3,735	1,102
General and administrative	16,555	1,248	24,492	3,019
Other expense	48	(265)	(2,449)	(2,132)
Provision for income taxes	(4,569)	(779)	(8,867)	(1,356)
Total	$16,738	$4,189	$28,582	$5,223

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2023	2022	2023	2022
Capitalization and amortization of internally developed software costs
Cost of sales	$659	$1,896	$1,390	$3,929
Research and development	—	—	(910)	(187)
Provision for income taxes	(153)	(436)	(132)	(843)
Total	$506	$1,460	$348	$2,899

Liquidity and Capital Resources

Overview

At June 30, 2023, we had $139 million in cash and cash equivalents. Our cash and cash equivalent balances are held in numerous financial institutions throughout the world, including substantial amounts held outside of the U.S. The following table presents the geographic distribution of our cash and cash equivalents, as of June 30, 2023:

(in millions)	Domestic	International	Total
Cash and cash equivalents	$32.0	$107.2	$139.2
	23%	77%

The following table presents our working capital and cash and cash equivalents:

	June 30, 2023	December 31,	Increase/
(In thousands)	(unaudited)	2022	(Decrease)

Working capital (1)	$630,345	$566,044	$64,301
Cash and cash equivalents	139,243	139,799	(556)

(1) Includes current assets and current liabilities inclusive of cash and current portion of long-term debt

Our principal sources of liquidity include cash, cash equivalents, cash flows generated from our operations, cash generated from issuance of common stock through our employee stock purchase plan and available borrowings under the Credit Agreement. The primary drivers of the net increase in working capital between December 31, 2022 and June 30, 2023 were:

◦Cash and cash equivalents decreased by $1 million for the six-month period ended June 30, 2023. Additional analysis of the changes in our cash flows for the period ended June 30, 2023 compared to the prior year period is discussed below;

◦Accounts receivable, net decreased by $55 million. Days sales outstanding increased to 73 days at June 30, 2023, compared to 69 days at December 31, 2022. The decrease in accounts receivable is primarily related to quarterly fluctuations in our net sales;

◦Inventory increased by $13 million. Inventory turns on a trailing twelve month basis were 1.1 at June 30, 2023 and 1.4 at December 31, 2022. The increase in inventory was primarily driven by component purchases and our recent acquisitions.

◦Prepaid and other current assets increased by $8 million, which was primarily related to changes in the fair value of our derivative contracts and timing of prepayments for freight;

◦Accounts payable increased by $6 million, which was primarily related to timing of payment for invoices outstanding;

◦Accrued compensation decreased by $22 million, which was primarily related to annual payments under our variable compensation programs related to 2022 attainment, partially offset by accruals related to expected payouts under our 2023 variable compensation programs;

◦The current portion of deferred revenue increased by $21 million, which was primarily related to prepayments received for a significant hardware and integration services project in our Transportation end market and the timing of enterprise agreement renewals;~~.~~

◦Other taxes payable decreased by $12 million, which was primarily related to the timing of payments for VAT and other indirect taxes; and

◦Other current liabilities decreased by $94 million which was primarily related to a large federal tax payment during the second quarter of 2023 related to the increase in taxable income from the required capitalization and amortization of R&D costs and changes in the fair value of derivatives related to our cash flow hedging program.

Analysis of Cash Flow

The following table summarizes our cash flow results for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(In thousands)	(unaudited)
	2023	2022
Cash provided by (used in) operating activities	$74,873	$(44,902)
Cash used in investing activities	(63,237)	(99,976)
Cash (used in) provided by financing activities	(12,174)	48,825
Effect of exchange rate changes on cash	(18)	(4,180)
Net change in cash and cash equivalents	(556)	(100,233)
Cash and cash equivalents at beginning of period	139,799	211,106
Cash and cash equivalents at end of period	$139,243	$110,873

Operating Activities

Cash provided by operating activities is comprised of net income adjusted for certain items and changes in working capital. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, variable pay, restructuring activities, and other items impact reported cash flows.

Cash provided by operating activities for the six months ended June 30, 2023 increased by $120 million compared to the same period in 2022. This increase was primarily due to a $93 million improvement in the amount of cash outflows for changes in operating assets and liabilities, further described below and an increase of $25 million in net income adjusted for certain non-cash operating items, including stock-based compensation, depreciation and amortization, and gains on sale of assets/businesses:

•The aggregate of changes in accounts receivable, inventory and accounts payable provided net cash of $56 million during the six months ended June 30, 2023 compared to net cash used of $103 million in the comparable period in 2022. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. We have significantly decreased inventory purchases compared to 2022 to match current and anticipated demand for our products.

◦The changes in accrued compensation used cash of $24 million during the six months ended June 30, 2023 compared to $54 million during the comparable period in 2022. The year over year change is primarily related to an decrease in payments under our variable pay programs due to 2022 attainment partially offset by an increase in accruals for our severance program.

◦The aggregate of changes in prepaid assets, deferred revenue and other assets and liabilities used cash of $108 million during the six months ended June 30, 2023 compared to $14 million in the comparable period in 2022, primarily driven by federal tax payments made during the second quarter of 2023.

Investing Activities

Cash used in investing activities decreased by $37 million for the six months ended June 30, 2023 compared to the same period in 2022. This was primarily attributable to a $50 million decrease in cash outflows related to acquisitions and equity-method investments in the six months ended June 30, 2023 partially offset by an increase of $13 million related to capital expenditures and additions to intangible assets during the six months ended June 30, 2023, compared to the same period in 2022.

Financing Activities

Cash used in financing activities increased by $61 million for the six months ended June 30, 2023 compared to the same period in 2022. This was primarily related to a $128 million decrease in net borrowings under our Credit Facility ($48 million in net borrowings during 2023 compared to $175 million net borrowings during 2022) and $3 million for employee taxes related to net share settlement of certain equity awards during 2023, partially offset by a decrease in cash outflows of $70 million related to share repurchases in the comparable period of 2022. See Note 11 – Authorized shares of common and preferred stock and stock based compensation plans and Note 13 - Debt of Notes to Condensed Consolidated Financial Statements for additional discussion about our equity compensation plans and share repurchase program.

Contractual Cash Obligations.     Information related to our contractual obligations as of December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” in Part II-Item 7 of our Form 10-K. At June 30, 2023, there were no material changes outside the ordinary course of business to our contractual obligations from those reported in our Form 10-K. Refer to Note 8 - Leases of Notes to Condensed Consolidated Financial Statements for additional information regarding our non-cancellable operating lease obligations as of June 30, 2023.

Credit Agreement. Refer to Note 13 - Debt of Notes to Condensed Consolidated Financial Statements for additional details on the Credit Facility.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet debt. At June 30, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Prospective Capital Needs. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowing capacity under our Credit Facility will be sufficient to cover our working capital needs, capital expenditures, interest expense, investment requirements, commitments, and payment of dividends to our stockholders. Our ability to seek additional financing by (i) issuing additional equity or debt securities or (ii) obtaining additional credit financing, including through an increase of our revolver and/or term loan commitments under our Credit Facility, is restricted by the Merger Agreement with Emerson. See the section “Strategic Review and Merger Agreement with Emerson Electric Co.” above for more information on the Merger Agreement. If the Merger is not completed, we may also seek to pursue additional financing or to raise additional funds by seeking additional credit financing, including through an increase in revolving and/or term loan commitments under our Credit Facility or selling equity or debt to the public or in private transactions from time to time. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

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
•restructuring activities;
•expenses related to the announced merger with Emerson;
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
•capital improvements for facilities; and
•our relationships with suppliers and customers.

Recently Issued Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Form 10-K and there were no material changes during the six months ended June 30, 2023 to this information reported in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2023, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger is subject to several closing conditions outlined in the Merger Agreement, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the receipt of certain other regulatory approvals. The Company and Emerson made required filings under the HSR Act on April 26, 2023. The waiting period under the HSR Act expired on May 26, 2023. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.

Failure to complete the Merger could adversely affect our financial results and our future business and operations.

There is no assurance that the Merger will be completed on the terms or timeline currently contemplated, or at all. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operations regardless of whether the Merger is completed. Additionally, if the Merger is not completed for any reason, we would be subject to a number of risks, including the following:

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

The pendency of the Merger could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information as of June 30, 2023 with respect to the shares of our common stock that we repurchased under our stock repurchase program~~s~~ during the second quarter of 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs (1)

April 1, 2023 to April 30, 2023	—	$—	—	$109,281,700

May 1, 2023 to May 31, 2023	—	$—	—	$109,281,700

June 1, 2023 to June 30, 2023	—	$—	—	$109,281,700
Total	—	$—	—	$109,281,700
(1) On January 19, 2022, our Board of Directors approved a stock repurchase program for up to $250 million of our common stock. The new stock repurchase plan does not have an expiration date, but we are restricted from making additional repurchases of our common stock pursuant to the Merger Agreement with Emerson.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, Eric Starkloff, our President and Chief Executive Officer, had an equity trading plan in place in accordance with Rule 10b5-1(c)(1) under the Exchange Act (“Starkloff 10b5-1 Plan”). An equity trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future sales of the Company’s stock. The Starkloff 10b5-1 Plan was originally adopted on May 2, 2022 and expired in accordance with its terms effective April 28, 2023. The maximum number of securities to be sold under the Starkloff 10b5-1 Plan was 20,000 shares (of which 11,700 shares were sold). None of the Company’s other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Amendment to Terms of Equity Awards

As previously disclosed, pursuant to the Merger Agreement, we may amend the terms of any equity awards that do not vest upon the closing of the transactions contemplated thereby to provide that such awards will fully vest upon the holder’s termination of employment without cause, for good reason or due to death or disability, in each case generally within 24 months following the closing (i.e., double-trigger). On July 25, 2023, we implemented the foregoing amendment.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to full text of the Notice of Amendment of LTI Awards, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

EXHIBITS
2.1(1)	Agreement and Plan of Merger, dated as of April 12, 2023, by and among the Company, Parent and Merger Subsidiary
3.1(2)	Certificate of Incorporation, as amended, of the Company, effective May 14, 2013
3.2(3)	Amended and Restated Bylaws of the Company, effective August 1, 2021
4.1(4)	Amendment No. 1, dated as of April 12, 2023, to that certain Rights Agreement, dated as of January 13, 2023, between the Company and Computershare Trust Company, N.A., as rights agent
10.1(5)†	Executive Employment Agreement between the Company and Thomas Benjamin, effective as of April 25, 2023
10.2*†	Notice of Amendment of LTI Awards, effective as of July 25, 2023
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K filed on April 12, 2023 (File No. 000-25426)
(2)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-K for the fiscal year ended December 31, 2013 on February 20, 2014 (File No. 000-25426)
(3)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q on August 2, 2021 (File No. 000-25426)
(4)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Form 8-K filed on April 12, 2023 (File No. 000-25426)
(5)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q on April 28, 2023 (File No. 000-25426)
*Filed herewith
**Furnished herewith
† Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 28, 2023

NATIONAL INSTRUMENTS CORPORATION
By: /s/ Daniel Berenbaum
Daniel Berenbaum
EVP, Chief Financial Officer
(Principal Financial Officer)